Form 10-K
period 1993-12-31
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1994-03-24
CIK 909783

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended December 31, 1993
                                    OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from                 to
                      Commission File No. 33-49869-01

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
          (Exact name of registrant as specified in its charter)
           Delaware                                   86-0739329
     (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)              Identification No.)
              2702 North 44th Street, Phoenix, Arizona 85008
           (Address of principal executive offices)   (Zip Code)
     Registrant's telephone number, including area code:(602) 957-7711

     Securities registered pursuant to Section 12(b) of the Act:  None


     Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject
to such filing requirement for the past 90 days. Yes[ X ]    No[   ]
           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by court.   Yes[   ]  No[   ]

                    DOCUMENTS INCORPORATED BY REFERENCE

                                   None

                    OMISSION OF INFORMATION BY CERTAIN
                         WHOLLY-OWNED SUBSIDIARIES
     The registrant  meets the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and therefore is filing this Form with the reduced disclosure format.  Items 10, 11, 12 and 13 have been omitted.


Table of Contents

                                                               Page
Part I

  Item 1.  Business

             (a)  Developments since January 1, 1993            I-1
             (b)  Financial Information About Industry
                    Segments                                    I-2
             (c)  Narrative Description of Business             I-2
             (d)  Financial Information about Foreign and
                    Domestic Operations and Export Sales       I-25
             (e)  Provisions of New Debt Agreements            I-25

  Item 2.   Properties                                         I-26

  Item 3.   Legal Proceedings                                  I-28

  Item 4.   Submission of Matters to a Vote of
              Security Holders                                 I-28

Part II

  Item 5.   Market for Registrant's Common Equity
              and Related Stockholder Matters                  II-1

  Item 6.   Selected Financial Data                            II-1

  Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                       II-1

  Item 8.   Financial Statements and Supplementary Data        II-1

  Item 9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure           II-2

Part III

 Item 10.   Directors and Executive Officers of the
              Registrant                                      III-1

 Item 11.   Executive Compensation                            III-1

 Item 12.   Security Ownership of Certain Beneficial
              Owners and Management                           III-1

 Item 13.   Certain Relationships and Related Transactions    III-1


Part IV

 Item 14.   Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                              IV-1


            Signatures                                         IV-2

                                  PART I


Item 1.  Business.

(a)  Developments since January 1, 1993.

   In July 1993, Talley Manufacturing and Technology, Inc. ("the Company", or "Talley Manufacturing"), a wholly owned subsidiary of Talley Industries, Inc., ("Talley") was formed with the issuance of 1,000 shares of common stock. The formation of the Company was in connection with an offering, in October, 1993, of Senior Notes by the Company and Senior Discount Debentures by Talley. Concurrently with the issuance of these securities, Talley contributed the capital stock of its operating subsidiaries (other than its real estate operations) to the Company, which also assumed a substantial portion of Talley's indebtedness and liabilities. At the same time, the Company entered into a new credit facility with certain institutional lenders. The Senior Notes were guaranteed by substantially all of the Company's subsidiaries. For an additional discussion see "Basis of Presentation" on page F-15 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report. The terms of the new debt agreements are summarized below in Section (e) of this

Item 1.
   The Company completed the sale of the net assets of its precision potentiometer business for $2.8 million in July 1993 as part of the program to reduce outstanding debt.

(b)  Financial Information about Industry Segments.
   A segment description along with tables showing sales and operating income for each of the last five years, and identifiable assets for each of the last three years attributable to each of the Company's four business segments in continuing operations, including the year ended December 31, 1993, are incorporated by reference to the material appearing in the Notes to Consolidated Financial Statements on pages F-31 through F-35 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report. For an additional discussion of segment operations, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-2 through F-9 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report.

(c)  Narrative Description of Business.

General
   The Company is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW, Inc. ("TRW") which provides the Company with a quarterly royalty payment through April 30, 2001 for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The Company's Industrial Products segment manufactures and distributes stainless steel products, high-voltage ceramic insulators used in power transmission and distribution systems, and specialized welding equipment and systems. The Company's Specialty Products segment manufactures and sells aerosol insecticides, air fresheners and sanitizers for the commercial and agricultural markets, and custom designed metal buttons for military and commercial uniforms and upscale fashion apparel.

(1)  Government Products and Services Segment.

   The Company's Government Products and Services segment provides a wide range of products and services for government programs. The vast majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or improve performance. A significant portion of the Company's government revenue represents the replacement of existing Company products. Products manufactured by the Company which have significant replacement requirements include items having finite shelf lives, such as propellants for pilot ejection seats, as well as products regularly consumed in training and combat situations. Many of the Company's existing products and its new product development efforts are focused on mobile, tactical and "smart" military weapons and systems.

Solid Propellant Devices and Related Products

   A majority of the products manufactured by the Company's Government Products and Services segment are based upon the Company's core technologies and expertise in the design and manufacture of propellants and related products. Propellants are solid fuels which, when ignited, produce a specified thrust or volume of gas for a designated period. The Company's propellant products are typically custom designs developed by the Company in response to customers' technical requirements and specifications.
   The following sets forth a brief summary of several of the solid propellant devices and related products manufactured by the
Company:

   o Pilot Ejection Systems. The Company manufactures ejection seats and related propellant devices for aircraft ejection systems in high performance military aircraft. The Company also manufactures escape systems for a number of foreign aircraft.
   o Rocket Motors. The Company manufactures a wide range of rocket motors and rocket catapults. These products include booster rockets for decoy missiles, as well as for unmanned vehicles. The Company also manufactures rocket catapults for its aircraft escape systems.
   o Gas Generators. The Company manufactures a broad range of solid propellant gas generators. These products provide pneumatic power for guidance and control systems, hydraulic systems, and safe and arming devices on a wide range of missile systems.
   o Extended Range Munitions Components. The Company's extended range munitions components utilize propellant technologies to dramatically extend the range of U.S. artillery. The Company's base burner assembly utilizes a solid propellant drag reduction system to extend the range of existing howitzer artillery.
   o Dispersion Systems. The Company pioneered the use of airbag technologies for modern munitions delivery systems. The Company's dispersion systems utilize airbag assemblies to eject submunitions (i.e., small bombs or missiles) from missile systems.
   o Weapons Systems. The Company is actively involved in the development of the next generation of light-weight disposable shoulder-launched weapons. These weapon systems include the M72 E-Series light anti-armor weapon and a light-weight disposable version of a U.S. Marine Corps shoulder-launched weapon system. The Company has also contracted with the U.S. Army to develop new warhead and launcher technology for the next generation of shoulder-launched weapon systems.
   o Ejector Racks. Over 8,000 ejector racks manufactured by the Company are currently installed on various U.S. helicopters. These ejection racks enable helicopter pilots to discard munitions, missiles or extra fuel in emergency situations.
   o Countermeasure Systems. The Company manufactures several training and combat countermeasure systems for naval, aircraft and submarine applications. Countermeasure systems are designed to divert incoming weapons from their targets.

          o Insensitive Munitions. The Company is currently developing new propellant products which are being qualified to meet certain rigorous safety requirements. These munitions are generally insensitive to shock, puncture, and high temperature and pressure.

          o Electro Explosive Devices ("EED"). Electro-explosive devices manufactured by the Company include rocket motor igniters, explosive bolts and separation nuts and booster cartridges, as well as initiators for these and other components.

High Reliability Electronic Products
   The Company designs and manufactures specialized electronic display and monitoring devices, electromechanical instruments and components, and high performance cable assemblies which are used by the aerospace and defense industries. The Company's products are designed to perform at a high level of reliability, conform to tight tolerance specifications and withstand harsh operating environments. The following sets forth a brief summary of the primary electronic products manufactured by the Company:

o Air Traffic Control Systems. The Company has supplied electronic displays to the FAA for over 20 years for use in certain air traffic control applications, and is currently the sole supplier of video mapper systems to the FAA. The Company's proprietary video mappers superimpose accurate, high resolution electronic map images, including ground topography and weather, onto radar screens which are used by both commercial and military air traffic controllers to coordinate the position of aircraft.

o Airborne Flight Data Recorders. The Company is the sole manufacturer of flight data recorders that are used on military aircraft. These flight data recorders are used to evaluate training simulations and record flight information, and are designed to maintain data integrity in the event of a crash.

o Safe and Arming Devices. The Company manufactures electronic and electromechanical devices which are used to safely control, arm and fire warheads on torpedoes and missiles. These products are designed to meet a high standard for safety requirements.

o Indicators. The Company is a producer of elapsed time indicators, event counters and fault indicators, with a significant share of the domestic aerospace market. The Company's indicator products are capable of functioning with a high degree of accuracy and are built to withstand the harsh operating environment present in aerospace applications.
o Interconnect Products. The Company also designs, manufactures and sells high quality interconnect products and accessories for military, aerospace and commercial marketplaces. These products include high voltage silicone wire and cable, multi-pin high and low voltage connector and cable assembly interconnection systems, and triax and coax high voltage connections and cable assemblies. The major applications for these products include medical equipment, radar and CRT displays, satellite detectors and power supplies.

Naval Architecture and Marine Engineering Services

   The Company's naval architecture and marine engineering business provides a broad range of consulting services for the U.S. Navy, as well as for commercial clients and shipyards. The Company's naval design and engineering business has provided services for over 35 years and possesses domestic and international experience in all phases of the design process for military and commercial ships. These services include initial feasibility and conceptual studies, contract design, and detail design and engineering for new and retrofitted ships. The Company also provides the engineering services necessary to physically integrate combat systems and electronics into Navy ships and provides program management and logistics support services to the Navy and commercial customers. The Company maintains separate segments to meet the different technical, performance and administrative needs of its customers.
   Direct contracts with the U.S. Navy currently account for approximately 60% of the Company's naval architecture and marine engineering revenue, with an additional 20% attributable to subcontracts under Navy contracts. The remaining 20% of revenues are derived from commercial shipyards or industrial customers for ship and other marine design services. The majority of the Company's contracts with the U.S. Navy are cost plus a fixed fee. Under these contracts, the Company is reimbursed for its actual costs plus a percentage fee based on the estimated costs in the original contract.
   The demand for design services for the U.S. Navy is largely driven by the number of new ship classes being developed or older classes being retrofitted, versus the actual number of ships within a class being built or operated. The majority of engineering and detail design costs are incurred with the introduction of a new class of ship or the retrofit of one or more ships of an existing class. Although the current administration has announced its intention to reduce the number of ships within the U.S. Naval fleet, the magnitude of this reduction is still uncertain.

Marketing
   The Company markets its government products and services directly to the Department of Defense, other U.S. government departments and agencies, and other contractors. The Company's marketing strategy focuses on those contracts and programs which are likely to be emphasized in the current defense environment and for which the Company has a competitive advantage in technology and expertise.
   The Company's technical sales personnel are strategically located across the country for easy access to its customers. The Company also uses independent sales agents to market its products to various foreign governments and to sell its electronic component products. In addition, the Company enters into joint marketing agreements with foreign manufacturers to provide access to markets not available to the Company.

Competition
   Competition for the Company's government products and services varies widely. The markets for several of the Company's products and services are highly competitive, and many of the Company's competitors have greater financial resources than the Company. However, the Company also competes in a variety of small niche markets. Production of the products within these markets frequently requires government certification, which can be costly and time-consuming to obtain. Once a contract has been awarded, the relatively small size of these markets often discourages additional suppliers from obtaining certification. Within these markets the Company is frequently a sole supplier, and therefore faces little or no competition.
   A wide variety of industrial companies compete with the Company in the market for propellant devices, with particularly intense competition in the markets for gas generators and dispersion systems.
   The market for the Company's electronics components products is highly competitive. Competition is particularly intense among Texas Instruments, IBM and Raytheon for air traffic control equipment. The Company is the sole supplier of data acquisition and display systems for the B-1, B-2, T-45 and F-4 military aircraft, but there is significant competition for other applications. The Company believes that it shares the market
for  aerospace   elapsed  time indicators, fault indicators and
events counters primarily with one competitor, Airpax, a North American Phillips company. The Company believes that its safe and arming devices compete with companies such as KDI, Motorola, Quantic and Magnavox.
   The Company believes that its market for naval architectural and marine engineering services is served by the Company and a small number of other major firms including M. Rosenblatt & Son, Inc., Gibbs & Cox, Inc., Advanced Marine Enterprises, Incorporated, George G. Sharp, Inc. and CDI Marine Company. These companies actively compete with each other, and to a lesser extent with smaller design firms, for U.S. Navy programs, foreign contracts and subcontracts with private shipyards.

Government Contract Matters
   Substantially all of the Company's government defense contracts are fixed-price contracts except for the Company's naval architecture and marine engineering contracts which are generally cost reimbursable. Although the Company's fixed-price contracts generally permit the Company to retain unexpected profits if costs are less than projected, the Company bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on a particular contract. From time to time the Company accepts fixed-price contracts for products that have not been previously developed. In such cases, the Company is subject to the risk of delays and cost over-runs. Under U.S. Government regulations, certain costs, including financing and interest costs and foreign marketing expenses, are not allowable. The U.S. Government also regulates the methods under which costs are allocated to Government contracts. With respect to U.S. Government contracts that are obtained pursuant to an open bid process and therefore result in a firm fixed price, the Government has no right to renegotiate any profits earned thereunder. In Government contracts where the price is negotiated at a fixed price rather than on a cost-plus basis, as long as the financial and pricing information supplied to the Government is current, accurate and complete, the Government similarly has no right to renegotiate any profits earned thereunder. However, if the Government later conducts an audit of the contractor and determines that such data was inaccurate, or incomplete or not current in overstating the costs, and that the contractor thereby made an excessive profit, the Government may initiate an action to recover the amount of any significantly overstated costs plus applicable profit or fee and
interest.   If the  submission of inaccurate, incomplete or  not
current data was knowingly made, then the Government may seek to recover an additional penalty equal to the amount of the overstated costs; and if the submission was willful or intentional the Government may seek additional penalties and damages.
   U.S. Government contracts are, by their terms, subject to termination by the Government either for its convenience or for default of the contractor. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the Government. If the termination is for convenience, fixed-price contracts provide for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit on its incurred performance costs. However, if a fixed-price contract termination is for default, (i) the contractor is paid such amount as may be agreed upon for completed and partially completed products and services accepted by the Government, (ii) the Government is not liable for the contractor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts and (iii) the contractor may be liable for excess costs incurred by the Government in procuring undelivered products and services from another source. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the government.
   Companies supplying defense-related products and services to the U.S. Government are subject to certain additional business risks unique to that industry. These risks include: the ability of the Government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of certain procurement laws or regulations; procurements which are dependent upon appropriated funds by the Government; changes in the Government's procurement policies (such as a greater emphasis on competitive procurements or cancellation of programs due to budgetary changes); the possibility of inadvertent Government disclosure of a contractor's proprietary information to third parties; and the possible need to bid on programs in advance of design completion. A reduction in expenditures by the Government for the Company's products and services, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to the Company, incomplete, inaccurate or non-current data allegations, terminations or cancellations of programs, or substantial cost over-runs could have an adverse effect on the Company's results of operations.

Backlog
   The backlog of firm orders in the Government Products and Services segment amounted to approximately $128 million at December 31, 1993, $143 million at December 31, 1992 and $155 million at December 31, 1991. The backlog in 1991 and 1992 included a major non-recurring program for extended range munitions. The Company estimates that approximately $105 million of the orders outstanding at December 31, 1993 will be delivered by December 31, 1994.

(2)  Airbag Royalties Segment.
   As an outgrowth of the research and development efforts in its core propellant businesses, the Company was a pioneer in the development of the automotive airbag. Airbags supplied by the Company were installed by General Motors in approximately 12,000 automobiles during the 1970's and were the first airbags installed in any significant number of automobiles. While the Company's program with General Motors was successful, low market awareness and acceptance prevented the airbag from attaining wide-spread popularity for a number of years. During this period, Talley continued to develop and refine its airbag technology, while establishing relationships with certain U.S. and foreign automakers and suppliers. As demand for airbags increased in the 1980's, the Company's technology, manufacturing expertise and strong customer relationships made it a leading supplier of automobile airbags, and the Company designed and constructed a highly automated production facility that began producing airbags in volume during 1988. In 1989, the Company sold its automotive airbag business to TRW, in part because TRW's offer involved not only an attractive cash price for the business, but also an opportunity to participate in the
future growth of the industry.   This  participation  comes
through a unique royalty agreement under which royalties are payable both on TRW's worldwide airbag sales and on its competitors' airbags installed in vehicles manufactured or sold in North America.
   At the closing of the 1989 sale of TRW, the Company received $97.8 million in cash and entered into the 12-year Airbag Royalty Agreement. The Airbag Royalty Agreement requires TRW to pay the Company quarterly royalties through April 30, 2001 (the "Airbag Royalty") based upon the following formula: (i) $1.14 for each airbag "unit" (inflator plus one or more components) manufactured and sold by TRW worldwide (the per-unit amount increases by $.01 on May 1 of each year); (ii) 75% of the per-unit amount for each inflator manufactured and sold separately by TRW worldwide; and
(iii) $0.55 for each airbag unit supplied by any other airbag manufacturer and installed in any vehicle manufactured or sold in North America. The Company will receive the Airbag Royalty for any airbag using a gas-generating composition; the higher royalty amount for TRW airbags applies regardless of whether the specific technology used is that which was originally licensed by the Company to TRW. The Company also is entitled to receive royalties from TRW for technology licenses and similar arrangements under which TRW makes its airbag technology available to third parties. Royalties to the Company from such arrangements have not been significant to date.
   The terms of the Airbag Royalty Agreement allow the Company to participate in the rapidly expanding market for airbags. A continued increase in the use of dual vehicle airbags is expected as a consequence of several factors, including: (i) government legislation mandating the use of dual airbags in all cars, light trucks, sport utility vehicles and vans sold in the U.S. on a phased-in basis; (ii) increasing consumer demand as a result of the demonstrated effectiveness of airbags at saving lives and preventing serious injury, and the convenience of airbags as compared with automatic seatbelts; and (iii) the decreasing price of airbags as competition and production volumes increase. The U.S. government has passed legislation mandating that airbags be installed as standard equipment according to the following schedule: (i) 95% of 1997 model year cars (100% of 1998 models) are to be equipped with driver and passenger side airbags for the front seat, and (ii) 80% of 1998 model-year light trucks, vans and sport utility vehicles (100% of 1999 models) are to be equipped with driver and passenger side airbags for the front seat.

(3)  Industrial Products Segment.
   The Company's Industrial Products segment operates in three product areas: stainless steel, high-voltage ceramic insulators and other specialized industrial products. Demand for the Company's products is directly related to the level of general economic activity and therefore has been negatively impacted by the recent recession. The Company's operations are technologically advanced and its products are highly competitive in terms of quality, brand recognition and price. The Company's stainless steel mini-mill has utilized its state-of-the-art computer automation, strict quality controls, and strong engineering and technical capabilities to maintain its position as a low cost, high quality producer.

Stainless Steel
   The Company operates a state-of-the-art stainless steel mini-mill which purchases stainless steel billets and converts them into a variety of sizes of hot rolled and cold finished bar and rod.
The facility utilizes computer automation and quality control processes that have resulted in a high standard of product quality, service and deliveries. Located in South Carolina, the mini-mill has relatively low labor and power costs and is situated close to major north-south and east-west interstate highways. The Company recently installed three annealing furnaces, a new pickling line and a new cold-drawing facility which will enable the Company to convert certain shaped bars to smaller sizes with close tolerances. Prior to these enhancements, the Company either subcontracted these processes out or was not able to meet customers' custom finishing requests. The Company sells its products to over 25 independent steel distributors, including two distributors which are owned by the Company, and to a lesser extent to industrial end-users. The Company-owned distributors sell stainless steel sheet, angle and plate, and also provide certain cutting, grinding and boring services. The Company's U.S. distributor, which resells approximately 25% of the mini-mill's production currently, has five distribution depots in South Carolina, New Jersey, Pennsylvania, Illinois and Texas. The Canadian distributor, which sells principally flat stainless steel products (not produced by the mini-mill), has two locations, in Ontario and Quebec.

High-Voltage Ceramic Insulators
   The Company's high-voltage ceramic insulator business manufactures and sells electrical insulators and related items for use in power transmission and distribution systems, principally to electric utilities, municipalities and other government units, as well as to electrical contractors and OEMs. High-voltage ceramic insulators are required to perform with high levels of reliability and typically require product certification from electric utilities to be used for new or replacement applications. Demand for these products is influenced by the level of economic activity, particularly housing starts, with a fairly stable minimum demand level due to normal replacement and repair cycles.
   The Company's primary customers include OEMs as well as many of the major utilities throughout the U.S. and the world.
Other Specialized Industrial Products
   The Company designs, manufactures and sells specialized advanced-technology welding equipment and systems, power supply systems and humidistats, and also provides contract assembly and manufacturing for OEMs. The Company's welding equipment and systems are highly-engineered and advanced technologically, and the Company holds over 30 patents for these products. The Company's product line includes patented welding systems which can be remotely controlled for use in radioactive and other contaminated environments. These products are sold to the utility, pipeline, shipbuilding, aerospace and specialty construction industries.
   The power supply systems manufactured by the Company are principally low-wattage systems and are sold to OEMs in the telecommunications, medical, computer and other industrial markets. The power supply market is highly competitive, with more than 500 manufacturers in the U.S.
   The Company also manufactures and sells humidistats.
Humidistats are used to regulate humidity levels and are principally sold to home appliance manufacturers.

Marketing
   The Company markets its industrial products to domestic and foreign business organizations and government entities. These organizations vary in size, complexity and purchasing structures. The Company's sales and marketing efforts use a combination of direct sales, independent distributors and OEM arrangements.

Competition
   The Company's Industrial Products businesses are highly competitive, with competition typically based on price, quality, delivery time, engineering expertise and customer service. The Company's competitors include major domestic and international companies, many of which have financial, technical, marketing, manufacturing, distribution and other resources substantially greater than those of the Company, as well as smaller competitors which focus on specific market niches.

Backlog
   The backlog of firm orders in the Industrial Products segment totalled approximately $19 million at December 31, 1993, $12 million at December 31, 1992 and $8 million at December 31, 1991. The Company estimates that substantially all of the orders outstanding at December 31, 1993 will be delivered by December 31, 1994. Increases are attributed to a major steel mill competitor exiting the market along with an increase in demand from new and current customers.

(4)  Specialty Products Segment.
   The Company's Specialty Products segment is focused on two primary markets: insect and odor control for the industrial maintenance supply, pest control and agricultural markets, and custom designed metal buttons for the military and commercial uniform and upscale fashion markets.

Insect and Odor Control
   The Company offers a complete line of insecticides, air fresheners and sanitizers for sale through distributors to the industrial maintenance supply, pest control and agricultural
markets.   The  Company's insecticide  products are sold under the
Q-Mist and CBM trademarks to pest control distributors who sell to pest control professionals. The Company's insecticide formulations focus on using natural active ingredients including pyrethrin (derived from the chrysanthemum flower), boric acid and sassafras. The Company offers a complete line of insecticides to control the most common crawling and flying insects. The insecticides are mixed and packaged at the Company's Louisiana manufacturing plant and formulated into aerosol, liquid and powder form. Air freshening and sanitizing products are formulated and packaged for specific air freshening and sanitizing situations, which vary based on room size, type of odor to be treated, and desired fragrance.
In addition, the products are designed for one of four different delivery methods: (i) metered, automatic aerosols for areas up to 6,000 cubic feet, (ii) fan delivered solids for areas up to 1,500 cubic feet, (iii) manual aerosols for immediate air freshening and
(iv) passive solids for small enclosed areas.
   In addition to manufacturing odor and insect control formulations, the Company also manufactures and sells metered and fan driven dispensers for these products. Metered dispensers utilize a timing mechanism to deliver aerosol spray at programmable time intervals. Fan driven dispensers utilize battery operated fans to distribute the scent of selected air fresheners.

Custom Metal Buttons
   The Company designs and manufactures a wide range of custom metal buttons for the military and commercial uniform and upscale fashion markets. The Company also produces insignias, cuff links
and other accessories as a complement to its button products.   The
buttons are individually stamped from custom designed hand carved steel dies.
   The use of hand carved steel dies and the brass stamping process allow the Company to produce button designs with extremely fine detail and high resolution. The Company custom designs and produces metal buttons for the U.S. military based on detailed military specifications.
   The Company has seen the volume of military sales decline in recent years as a result of reductions in military personnel. Management expects future modest reductions in military button sales as military force reductions continue. Military sales currently account for less than 20% of the Company's button revenues. The market for commercial uniform buttons includes local police, fire departments and other civil servants. The Company continues to increase its presence in the fashion apparel market by working with apparel manufactures on custom button designs for their manufactured garments.

Marketing
   The Company utilizes 1,700 independent distributors to market its insect and odor control products to the various pest control and sanitation companies that service the industrial maintenance supply and commercial pest control industry. The agricultural market is served by over 100 independent agricultural products distributors. The Company has a three person marketing staff which is responsible for working with and overseeing the distributors who carry its products.
   The Company's button business maintains a three person sales force which is responsible for obtaining new and maintaining existing customer relationships. Sales representatives are focused on either the military uniform, commercial uniform or fashion apparel markets. The Company's advertising for its Specialty Products businesses is limited to product brochures and ads in various trade publications.

Competition
   Competitors for the Company's pest and odor control products consist of numerous small companies as well as divisions of large corporations. Because pest and odor control is a broad market, competitors include a range of chemical, manufacturing and pet care companies. Competition for pest control products is based on product efficiency, quality, price and the ability to offer a broad range of product formulations.
   Competitors for the Company's custom button business consist principally of four companies, all of which are similar in size. The Company maintains the strongest position in the military and commercial uniform market, while three of the Company's competitors dominate the fashion market.

Backlog
   The backlog of firm orders in the Specialty Products segment totalled approximately $1.4 million at December 31, 1993, $2.5 million at December 31, 1992 and $2.5 million at December 31, 1991. The Company estimates that substantially all of the orders outstanding at December 31, 1993 will be delivered by December 31, 1994.

(5) Other General information.
   Research and Development. During the years ended December 31, 1993, 1992 and 1991, the Company's consolidated expenditures for Company-sponsored research and development activities were approximately $3.1 million, $3.9 million and $4.2 million,
respectively.   For  the  same  reporting  periods,  customer-
sponsored research and development expenditures were $11.6 million, $2.4 million and $4.0 million, respectively.

   Environmental Protection. The Company does not anticipate that compliance with various laws and regulations relating to the protection of the environment will have any material effect upon its capital expenditures, earnings or competitive position. (Also see Item 3 "Legal Proceedings" and "Commitments and Contingencies" note to the consolidated financial statements, included in a separate section of this report).

   Employees. As of December 31, 1993, the Company employed 2,607 persons, approximately 12% of whom are represented by unions.
   Proprietary Rights. Various of the Company's businesses are dependent in part upon unpatented know-how and technologies, including the solid propellent businesses. While various patents, trademarks and tradenames are held by the Company and are used in its businesses, none is critical to any segment, and the Company's business is not dependent upon them to a material extent.

(d) Financial Information about Foreign and Domestic Operations and Export Sales.

   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Segment Operations" on pages F-31 through F-35 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report.

(e)  Provisions of New Debt Agreements.
   On October 22, 1993 the Company, together with its parent holding company, Talley, completed a major debt refinancing program. Talley Manufacturing issued $115 million of Senior Notes, due 2003, with an interest rate of 10.75% and completed a secured credit facility with two institutional lenders. Talley received gross proceeds of $70 million from the issuance of Senior Discount Debentures. The $115 million gross proceeds of the public offering, plus the initial borrowings under the secured credit facility, and the proceeds of the Talley Senior Discount Debentures after payment of underwriting and other fees and expenses associated with these financings, were used to repay substantially all of the Company's and Talley's previously outstanding debt.
   The indentures for the Senior Notes and the loan agreement relating to the secured credit facility contain covenants requiring specified fixed charge coverage ratios, working capital levels, capital expenditure limits, net worth levels and certain other restrictions on dividends, other payments and incurrence of debt. Substantially all of the receivables, inventory and property, plant and equipment of Talley Manufacturing and its subsidiaries are pledged as collateral in connection with the secured credit facility. In addition, the subsidiaries of Talley Manufacturing have guaranteed Talley Manufacturing's obligations under the Senior Notes and the secured credit facility and Talley has guaranteed the Senior Notes on a subordinated basis. The capital stock of the Company has been pledged by Talley to secure the Senior Discount Debentures issued by Talley.
   The Senior Notes mature on October 15, 2003 and Talley Manufacturing is required to make mandatory sinking fund payments of $11.5 million on October 15, in each of 2000, 2001 and 2002. Interest is payable semi-annually, commencing April 15, 1994. The secured credit facility consists of a five year revolving credit facility of up to $50 million and a five year $20 million term loan facility; however, upon the occurrence of certain specified events at any time following the third anniversary of the facility, the agent thereunder may elect to terminate the facility. The term facility requires monthly amortization payments based on a seven year amortization schedule.

Item 2.  Properties.
   The Company's operations are conducted at a number of manufacturing and assembly facilities of various sizes and a number of warehouse, office and sales facilities located in 18 states in the United States, as well as warehouse, office and sales facilities in Canada and the Netherlands. The principal facilities of the Government Products and Services segment include over 750,000 square feet of manufacturing and assembly facilities, as well as an additional 200,000 square feet of warehouse, office and sales facilities. The principal manufacturing and assembly facilities for this segment are located in Mesa, Arizona; Phoenix, Arizona; Rolling Meadows, Illinois; and Toledo, Ohio. The majority of these facilities are owned by the Company. The Company owns the plants and equipment at two of the Arizona facilities, and leases the underlying land from the State of Arizona under long-term leases of 10 years and 40 years. The Company's naval architectural and engineering services are provided out of several offices, with the major ones located in New York, New York; Arlington, Virginia; Newport News, Virginia; Ocean Springs, Mississippi; and Pascagoula, Mississippi, all of which are leased.
   Facilities used by the Industrial Products segment include over 800,000 square feet of manufacturing and assembly plants and related office, warehouse and sales space, located in Davidson, North Carolina; Carey, Ohio; Knoxville, Tennessee; Hartsville, South Carolina; and eight sales and warehouse facilities in New Brunswick, New Jersey; Hermitage, Pennsylvania; Chicago, Illinois; Houston, Texas; Charlotte, North Carolina; Toronto and Montreal, Canada, and the Netherlands. The operations of the Specialty Products segment are conducted in several facilities consisting of approximately 214,000 square feet of manufacturing and warehouse space in four locations: Waterbury, Connecticut; Randolph, Vermont; Biddeford, Maine; and Independence, Louisiana, together with 13,000 square feet of office space in Waterbury, Connecticut. All of these facilities are owned by the Company with the exception of eight Industrial Products segment sales and warehouse facilities and three Specialty Products segment warehouses which are leased.
   In total, approximately two-thirds of all the facilities (by square footage) are owned by the Company and have been pledged as collateral to secure the credit facility. The Company's facilities, which are continually added to or modernized, are generally considered to be in good condition and adequate for the business operations currently being conducted.

Item 3.  Legal Proceedings.
   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Commitments and Contingencies" on page F-26 to F-29 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.
   No matters were submitted to a vote of security holders during the quarter ended December 31, 1993.

                                  PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

   The Company's stock is wholly owned by its parent, Talley Industries, Inc., and is not traded. Dividends can be and are made when necessary by Talley Manufacturing. Subject to restrictions by debt agreements, dividends may be declared and paid (See "Management's Discussion and Analysis" on pages F-2 through F-9 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report, for further discussion).

Item 6. Selected Financial Data.

   The information required by this item is incorporated by reference to the material under the captions "Summary of Operations" and "Selected Financial Data" on pages F-36 and F-38 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

   The information required by this item is incorporated by reference to the material on pages F-2 through F-9 of the Company's financial statements for the year ended December 31, 1993, included in a separate section of this report.

Item 8.  Financial Statements and Supplementary Data.

   The Consolidated Financial Statements, together with the report thereon by Price Waterhouse, are included in a separate section of this report. (See "Index to Financial Statements and Schedules" on page F-1). The Company's stock is wholly owned by the parent company, Talley, and accordingly, quarterly financial results are not provided.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

   The Company's Independent Accountants during the two most recent fiscal years have neither resigned, declined to stand for re-election nor been dismissed.

                                 PART III



Item 10.  Directors and Executive Officers of the Registrant.
   Information under this item has been omitted pursuant to conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K.

(c)  Compliance with Section 16(a) of the Exchange Act.
   Information under this item has been omitted pursuant to conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K.

Item 11.  Executive Compensation.
   Information under this item has been omitted pursuant to conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.
   Information under this item has been omitted pursuant to conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

   Information under this item has been omitted pursuant to conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K.

                                  PART IV



Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

 (a)-1  Financial Statements

        A list of the financial statements included herein is set forth in the Index to Financial Statements and Schedules submitted as a separate section of this Report.


 (a)-2  Financial Statement Schedules

        A list of the financial statement schedules included herein is contained in the accompanying Index to Financial Statements and Schedules submitted as a separate section of this Report.


 (a)-3  Exhibits

        Exhibits listed in the Exhibit Index on the pages preceding the exhibits of this report are filed as a part of this report.

 (b)    Reports on Form 8-K

        There were no reports on Form 8-K filed for the three months ended December 31, 1993.

                                SIGNATURES



            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TALLEY INDUSTRIES, INC.

                                  By Mark S. Dickerson
March 22, 1994                       Mark S. Dickerson
Phoenix, Arizona                     Vice President,
                                     General Counsel and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

William H. Mallender        Director, Chairman
William H. Mallender          of the Board
                            Principal Executive
                              Officer                March 22, 1994


Jack C. Crim                Director, President
Jack C. Crim                Chief Operating
                              Officer                March 22, 1994


Kenneth May                 Vice President,
Kenneth May                 Controller
                            Principal Accounting
                              Officer                March 22, 1994


Daniel R. Mullen            Vice President,
Daniel R. Mullen            Treasurer
                            Principal Financial
                              Officer                March 22, 1994




Neil W. Benson                    Director           March 22, 1994
Neil W. Benson



                                  Director
Paul L. Foster



Townsend W. Hoopes                Director           March 22, 1994
Townsend W. Hoopes



Fred Israel                       Director           March 22, 1994
Fred Israel



John D. MacNaughton, Jr.          Director           March 22, 1994
John D. MacNaughton, Jr.



Emiel T. Nielsen, Jr.             Director           March 22, 1994
Emiel T. Nielsen, Jr.



Joseph A. Orlando                 Director           March 22, 1994
Joseph A. Orlando



John W. Stodder                   Director           March 22, 1994
John W. Stodder



Donald J. Ulrich                  Director           March 22, 1994
Donald J. Ulrich



David Victor                      Director           March 22, 1994
David Victor

Alex Stamatakis                   Director           March 22, 1994
Alex Stamatakis




SUPPLEMENTAL INFORMATION

         Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act.

         No supplemental information is required.

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


The following documents are filed as part of this report:

                                                        Page in
                                                        This Report
  (1)  Financial Statements:

       Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations....................................F-2
       Consolidated Statement of Operations -
         Years ended December 31, 1993, 1992
         and 1991.........................................F-10
       Consolidated Balance Sheet -
         December 31, 1993 and 1992.......................F-11
       Consolidated Statement of Changes
         in Stockholder's Equity - Years ended
         December 31, 1993, 1992 and 1991.................F-13
       Consolidated Statement of Cash Flows -
         Years ended December 31, 1993, 1992
         and 1991.........................................F-14
       Notes to Consolidated Financial Statements,
         including Summary of Segment Operations..........F-15
       Summary of Operations..............................F-36
       Report of Independent Accountants'.................F-37
       Selected Financial Data and Supplemental Data......F-38

       Financial Statement Schedules:

        III - Condensed Financial Information of
              Registrant..................................F-41

       VIII - Valuation and Qualifying Accounts and
              Reserves....................................F-47

         IX - Short-Term Borrowings.......................F-48


    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
    Separate financial statements for 50% or less owned companies accounted for by the equity method have been omitted because each such company does not constitute a significant subsidiary.

    TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and
Results of Operations



Introduction

    In July 1993, the Company was formed as a wholly-owned subsidiary of Talley Industries, Inc. ("Talley"). The formation was in connection with an offering of debt securities described below. Concurrently with the offering, Talley contributed the capital stock of its operating subsidiaries (other than its real estate operations) to the Company, which also assumed a substantial portion of Talley's debt and liabilities. The discussion below compares the results of operations of the Company for 1993 with the results of operations of the same businesses prior to their transfer by Talley to the Company.
    On October 22, 1993 the Company completed the refinancing of substantially all of its debt. The Company issued $115 million in Senior Notes and obtained a secured credit facility. Talley issued Senior Discount Debentures with gross proceeds of $70 million. The $185 million proceeds from the public offerings, plus initial borrowings under the secured credit facility, were used to repay substantially all of the Company's and Talley's outstanding debt. As part of the program to reduce outstanding debt, in July 1993 the Company also sold its precision potentiometer business.
    Results of operations improved significantly over 1992 as the Company benefited from efforts to restructure the Company's operations and control costs. The expanding demand for automotive airbags has increased the Company's airbag royalties, which has been another major factor in the improved results. For the year ended December 31, 1993 and 1992 the Company had net earnings of $4.7 million and $4.7 million, respectively. Interest expense decreased by $5.6 million due primarily to a significant paydown of debt in November, 1992. The 1993 results include an extraordinary loss of $1.1 million as a result of termination of an interest rate swap agreement and the payoff of the underlying debt.
    Revenues in 1993 were $318.1 million, compared to $319.6 million in 1992. Improvement in revenues from the Company's steel operations of $13.7 million were offset by decreases in certain defense contract revenues. The reduction in defense contract revenue is primarily associated with a scheduled pricing reduction under the extended range munitions program, following the recovery of the Company's investment in a new production facility associated with this program. Revenue also decreased as a result of the July 1993 sale of the Company's precision potentiometer business and the May 1992, sale of the specialty advertising business.

    TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and
Results of Operations



Introduction, continued

    The gross profit percentage on sales and services from continuing operations decreased in 1993 from 25.3% in 1992 to 23.4%, a level more consistent with historical results.
    Revenue for the year ended December 31, 1992 decreased $11.3 million when compared to 1991. The net earnings of $4.7 million in 1992 compares to a net loss of $4.9 million in the prior year, a year that included a $5.0 million restructuring charge. The gross profit percentage from continuing operations increased from 23.8% in 1991 to 25.3% in 1992. The 1992 percentage is above historical levels due to the mix of contracts and product line sales.


Government Products and Services

    Revenue from the Government Products and Services segment in 1993 decreased $12.8 million or 7.0% compared with 1992. Operating income decreased $1.7 million or 6.7%. The decrease in revenue and operating income resulted primarily from a scheduled pricing reduction under the extended range munitions program, following the recovery of the Company's investment in a new production facility. While pricing declined, unit sales of extended range munitions were slightly higher than the comparable period in 1992. Revenues from naval engineering services have improved due to increases in design requirements for three U.S. Naval projects. U.S. Defense spending is projected to decline over the next several years as part of the current Administration's pledge to focus national spending and reduce the federal budget deficit. However, management believes that its defense businesses are relatively well-positioned within their respective markets and are focused on products consistent with the current military philosophy, which emphasizes "smart", tactical weapons and lighter, more mobile fighting forces. In addition, management believes that the diversity of the Company's programs and significant sales of replacement products should reduce the impact of cutbacks in, or the elimination of, any individual program or system.
    Revenue and operating income for the year ended December 31, 1992 increased by $14.2 million and $2.2 million, respectively, when compared to 1991. The increase is associated with increased production and sales of extended range munitions and rocket motors.

    TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and
Results of Operations



Airbag Royalties

    Revenue from airbag royalties increased from $5.6 million in 1992 to $9.6 million in 1993. The improvement was due to an increase in airbags manufactured and sold. The timing and amount of increases in the airbag royalty stream are dependent on several factors, such as the number of vehicles manufactured or sold in the United States, the timing of U.S. car makers' compliance with legislative mandates and the market shares of the licensee (both foreign and domestic), which are beyond the control of the Company. Discontinuance of such royalty payments for any reason would have an adverse impact on the Company's future earnings. (See also "Commitments and Contingencies" note to the consolidated financial statements.)
    Royalty income from automotive airbags increased from $3.2 million in 1991 to $5.6 million in 1992.


Industrial Products

    The Industrial Products segment had increased revenue of $12.3 million, or 12.9%, and increased operating income of $2.5 million in 1993 when compared to 1992. The increase in revenue is primarily related to the improved demand for stainless steel bars and rods. Operating results increased due to sales increases and cost reduction and streamlining efforts at the Company's steel and ceramic insulator operations.
    In 1992, revenue decreased $22.6 million and operating income decreased $.9 million, respectively, when compared to 1991, due to softness in many of the markets served by the industrial segment.


Specialty Products

    The Specialty Products segment had decreases in revenue and operating income in 1993 when compared to 1992 of $4.9 million and $.1 million, respectively. The decrease in earnings was primarily due to the May 1992 disposition of the specialty advertising business. The specialty advertising business had sales of $4.5 million prior to the May 1992 disposition, compared to sales of $13.6 million for the year ended December 31, 1991.
    Revenue and operating income in 1992 decreased $5.3 million and $.3 million, respectively, over 1991, as a result of the disposition of the specialty advertising business.

    TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and
Results of Operations



Other Matters

    In 1993, other income, net of other expenses was $.7 million, which compares to $.7 million in 1992 and $1.3 million in 1991. Interest income, which is one of the major components of other income, and is related to the balance in notes receivable and short-term investments, was $.3 million in 1993, $1.9 million in 1992 and $2.2 million in 1991.
    The effective tax rate on the earnings from operations for 1993 is higher than the United States statutory rate due to higher state income taxes, resulting from losses in states where no benefits will be realized due to regulations on carryback and carryforward provisions for such losses. The income tax provision in 1992 on pretax earnings is less than the statutory rate due to a reversal of an accrual for taxes previously accrued due to a favorable state tax ruling.
    Substantially all operations of the Company are located within the United States. The Company operates a steel distribution system in Canada which had sales in 1993 of $11.6 million or 3.6% of consolidated revenue and nominal earnings before income taxes of $3,000.
    Foreign exchange gains and losses for each of the last three years have not been material. The general lack of inflationary pressures in areas where the Company and its subsidiaries operate also limited the impact of changing prices on the Company's sales and income from operations for the three years ended December 31, 1993.
    During the first quarter of 1993 the Company adopted the Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Company is amortizing an unrecognized transition obligation of approximately $2.0 million over 20 years for the single subsidiary affected by the new pronouncement. For the year ended December 31, 1993 the amortization of the unrecognized transition obligation was approximately $188,000. Current service costs and interest costs for the year were $16,000 and $96,000, respectively. Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.
    As more fully explained in the Commitments and Contingencies note to the Consolidated Financial Statements, litigation between the Company and TRW, the buyer of the Company's airbag business and licensee of the Company's patented and unpatented technology related thereto, has been pending since 1989. In mid-February 1994

    TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and
Results of Operations



Other Matters, continued

TRW filed a new declaratory judgment action asserting claims already made in the existing action and further claiming the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and payment that TRW sent to the Company are valid, entitling it to terminate the airbag royalty and obtain a paid up license for the Company's airbag technology. The Company intends to resist the claims in all the TRW litigation vigorously, and believes that it has valid defenses against each and that no such claim gives TRW any right to terminate or reduce the airbag royalty payment obligation.
    A subsidiary of the Company has been named as a potentially responsible party by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon Heights Landfill in Beacon Falls, Connecticut and has been identified as a potentially responsible party by another company in connection with the Laurel Park Landfill in Naugatuck, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to these landfills and did not send any hazardous wastes to either site.
    With respect to the Beacon Heights Landfill, a coalition of potentially responsible parties has entered into a consent decree with the EPA to remediate the site. This coalition has in turn brought an action against other potentially responsible parties, including a subsidiary of the Company, to contribute to the cleanup costs. The court hearing this case recently entered an order granting a motion for summary judgment in the Company's favor, which order the Beacon Heights Coalition has indicated it intends to appeal. The Laurel Park Landfill remediation program has not advanced as far as the program at Beacon Heights. A coalition of potentially responsible parties, not including the subsidiary of the Company, has entered into a consent decree and is undertaking remediation of the site. The Laurel Park Coalition has thus far been unsuccessful in its attempts to name the subsidiary in an action for contribution to the remediation costs. Based upon management's review and the status of these proceedings, management believes that these claims will not result in a material adverse impact on the results of operations or the financial position of the Company.

    TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and
Results of Operations



Other Matters, continued

    In March 1992, a trucking company spilled approximately 500 gallons of solvent on the ground at a facility in Athens, Georgia, formerly operated by a subsidiary of the Company. The current owner of the site initiated emergency response action, ultimately including excavation and off-site disposal of contaminated soil. The current owner has brought an action against the trucking company, seeking reimbursement for emergency response costs and related damages from the spill. In March 1993 the trucking company brought the Company into the litigation pending in United States District Court for the Middle District of Georgia, claiming that an unspecified portion of the remediation costs claimed by the current owner was due to pre-existing soil and groundwater contamination. The Company has denied any liability to the trucking company and is separately conducting an investigation of the alleged contamination in cooperation with the current owner of the site. The Company has determined from this investigation that it may face some liability with respect to pre-existing contamination of the site. Based upon remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.


Liquidity and Capital Resources

    In October 1993, the Company and its parent Talley Industries, Inc. completed a refinancing of substantially all of their existing senior and senior subordinated debt. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by Talley Industries, Inc. to yield 12.25% and $115 million of Senior Notes due 2003, with an interest rate of 10.75% issued by the Company. In connection with this refinancing, the Company also obtained a secured credit facility with institutional lenders. If one of the lenders shall not have sold at least $20 million of its percentage interest in the maximum amount of the facility within 120 days after the closing of the facility, the maximum will be reduced by $10 million. At December 31, 1993 availability under the facility, based primarily on inventory and receivable levels, was $57.1 million, of which $46.7 million was borrowed.

    TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and
Results of Operations



Liquidity and Capital Resources, continued

    The proceeds from the offering and the initial borrowings under the secured credit facility were used to repay substantially all of the Company's previously outstanding debt. The Company anticipates that the new capital structure will support the long-term growth of the Company's core businesses and permit the implementation of its strategy to use proceeds received from the increasing airbag royalties and from continuing operations to reduce its total indebtedness. The Company is permitted (and intends) to distribute cash to its parent, for specified purposes and under certain other circumstances. These distributions will be made using funds available from operations and the secured credit facility. The payments include (but are not limited to) certain airbag royalties in excess of $10 million in any year (or in excess of such greater amount as would be required for the Company to meet a specified fixed charge coverage ratio) which will be used to redeem the Senior Discount Debentures issued by Talley and an annual distribution of up to $1.3 million ($1.7 million for the period from the issue date of the new indebtedness through December 31, 1994) for a period of five years to fund certain carrying and other costs associated with Talley's real estate operations. The Company may also redeem $8.0 million in preferred stock of the Company purchased by Talley from proceeds of the recent refinancing. In addition, the Company is a party to a cost sharing agreement and a tax sharing agreement which will require the Company to reimburse Talley for certain ongoing general and administrative expenses and to make certain tax payments to Talley.
    The Company believes that the combination of cash flow from operations, funds available under the credit facility described above (or any successor facility) and increasing revenue from airbag royalties (to the extent retained by the Company as described above) will provide sufficient liquidity to meet its working capital, debt service and other capital requirements and to meet its other ongoing business needs over the next five years.
    At December 31, 1993, the Company had $6.4 million in cash and cash equivalents and $84.9 million in working capital. During 1993 the Company generated $5.4 million of cash flow from operating activities. This amount reflects an increase in accounts receivable of $8.4 million, a decrease in inventories of $1.2 million, an increase in accounts payable and accrued expenses totalling $8.9 million and an increase in other assets of $7.7 million. The increase in other assets is primarily deferred debt costs related to the Company's October 1993 refinancing efforts.

    TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and
Results of Operations



Liquidity and Capital Resources, continued

The Company used $2.3 million of cash for investing activities during the year, the result of the $2.8 million received from the sale of the precision potentiometer business and $.3 million proceeds from the sale of property and equipment, offset by $5.3 million in capital expenditures. Proceeds from the Company's fourth quarter new financing of approximately $163 million were used to repay substantially all of the Company's outstanding debt. Proceeds from the issuance of preferred stock to the Company's parent totalled $8.0 million and there was a net decrease of $3.2 million in the investment in the Company by the parent company. Borrowings and pay downs under revolving credit facilities, of approximately equal amounts, are also included in financing activities.


                TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES




Consolidated Statement of Operations




Years Ended December 31,                     1993            1992            1991
Sales                                $243,990,000    $259,973,000    $273,839,000
Services                               63,270,000      52,976,000      52,713,000
Royalties                              10,868,000       6,614,000       4,313,000
                                      318,128,000     319,563,000     330,865,000

Cost of sales                         180,408,000     186,832,000     201,890,000
Cost of services                       54,927,000      46,980,000      47,048,000
Selling, general and
  administrative expenses              54,961,000      57,473,000      58,810,000
Restructuring costs                             -               -       5,000,000
                                      290,296,000     291,285,000     312,748,000

Earnings from operations               27,832,000      28,278,000      18,117,000

Other income, net                         728,000         650,000       1,289,000
                                       28,560,000      28,928,000      19,406,000

Interest expense                       16,364,000      21,945,000      24,856,000
Interest capitalized                            -               -        (269,000)
                                       16,364,000      21,945,000      24,587,000

Earnings (loss) before income
  taxes and extraordinary loss         12,196,000       6,983,000      (5,181,000)
Income tax provision (benefit)          6,392,000       2,312,000        (277,000)

Earnings (loss) before
  extraordinary loss                    5,804,000       4,671,000      (4,904,000)
Extraordinary loss, net of
  income taxes                         (1,102,000)              -               -

Net earnings (loss)                  $  4,702,000    $  4,671,000    $ (4,904,000)






The accompanying notes are an integral part of the financial statements.

              TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES




Consolidated Balance Sheet


December 31,                              1993           1992

ASSETS

Cash and cash equivalents         $  6,417,000   $ 10,118,000

Accounts receivable, net of
  allowance for doubtful accounts
  of $1,091,000 in 1993 and
  $867,000 in 1992                  60,376,000     48,466,000

Inventories                         64,808,000     67,400,000

Deferred income taxes                  900,000      1,446,000

Prepaid expenses                     9,367,000      7,769,000

  Total current assets             141,868,000    135,199,000


Long-term receivables, net           7,093,000     12,242,000

Property, plant and equipment,
 at cost, net of accumulated
 depreciation of $82,240,000
 in 1993 and $77,381,000 in 1992    49,489,000     51,401,000

Intangibles, at cost, net of
  accumulated amortization of
  $13,883,000 in 1993 and
  $12,619,000 in 1992               44,928,000     47,081,000

Deferred charges and other assets    8,465,000      1,835,000


  Total assets                    $251,843,000   $247,758,000

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES





December 31,                                  1993          1992

LIABILITIES AND STOCKHOLDER'S EQUITY

Current maturities of long-term debt  $  2,176,000  $ 10,857,000
Accounts payable                        23,095,000    19,368,000
Accrued expenses                        31,652,000    27,881,000
  Total current liabilities             56,923,000    58,106,000


Long-term debt                         160,002,000   161,283,000
Deferred income taxes                   12,320,000    11,086,000
Other liabilities                        4,196,000     6,335,000
Commitments and contingencies                    -             -

Stockholder's equity:
  Preferred stock, $1 par value,
    authorized 100 shares;
    issued:
      8 shares of Series A
      (-0- in 1992)                              8             -
  Common stock, $1 par value,
    authorized 1,000;
    shares issued:
      1,000 shares (-0- in 1992)             1,000             -
  Capital in excess of par value        15,752,992    10,948,000
  Foreign currency translation
    adjustments                           (370,000)            -
  Retained earnings                      3,018,000             -
  Total stockholder's equity            18,402,000    10,948,000

  Total liabilities and stockholder's
    equity                            $251,843,000  $247,758,000














The accompanying notes are an integral part of the financial statements.


                                          TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Consolidated Statement of Changes
  in Stockholder's Equity


                                                                   Other
                                       Preferred       Common      Common       Retained
                                         Stock         Stock        Equity       Earnings
Balance at December 31, 1990         $           -  $         -  $   (687,000) $           -
  Net loss                                                         (4,904,000)
  Amounts from Parent                                              22,034,000
  Decrease in guaranteed debt of ESOP                                 333,000

Balance at December 31, 1991                     -            -    16,776,000              -
  Net earnings                                                      4,671,000
  Amounts to Parent                                               (10,833,000)
  Decrease in guaranteed debt of ESOP                                 334,000

Balance at December 31, 1992                     -            -    10,948,000              -
  Net earnings                                   -            -             -      4,702,000
  Amounts to Parent                              -            -    (3,972,000)             -
  Issuance of 1,000 shares of
    Common stock                                 -        1,000        (1,000)             -
  Issuance of 8 shares of
    Series A Preferred stock                     8            -     7,999,992              -
  Dividends                                      -            -             -     (1,684,000)
  Decrease in guaranteed debt of ESOP            -            -       778,000              -

Balance at December 31, 1993         $           8  $     1,000  $ 15,752,992  $   3,018,000



The accompanying notes are an integral part of the financial statements.


                            TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES


Consolidated Statement of Cash Flows

Years Ended December 31,                             1993           1992           1991
Cash and cash equivalents at beginning
 of year                                     $ 10,118,000   $ 46,726,000   $ 12,038,000
Cash flows from operating activities:
  Earnings (loss) from continuing
    operations                                  4,702,000      4,671,000     (4,904,000)
  Adjustments to reconcile net income
    (loss) to cash flows from
    operating activities:
      Change in deferred income taxes           1,780,000     (3,536,000)    13,931,000
      Depreciation and amortization            10,070,000     10,565,000     11,195,000
      Loss (gain) on sale of property
        and equipment                            (191,000)       188,000       (148,000)
      Restructuring costs                               -              -      5,000,000
      Other                                     1,353,000      3,357,000      3,010,000
  Changes in assets and liabilities,
    net of effects from acquired
    businesses:
      (Increase) decrease in
        accounts receivable                    (8,386,000)    15,632,000      2,398,000
      Decrease in inventories                   1,176,000      6,921,000     13,168,000
      Increase in prepaid expenses             (1,619,000)    (1,469,000)    (1,998,000)
      Increase in other assets                 (7,714,000)      (663,000)    (2,872,000)
      Increase (decrease) in
        accounts payable                        3,878,000        132,000     (8,112,000)
      Increase (decrease) in
        accrued expenses                        4,991,000     (8,028,000)    (5,699,000)
      Increase (decrease) in
        other liabilities                      (2,909,000)    (1,426,000)        71,000
      Other, net                               (1,693,000)             -       (426,000)
          Cash flows from operating
            activities                          5,438,000     26,344,000     24,614,000
Cash flows from investing activities:
      Proceeds from sale of subsidiary          2,756,000      7,691,000              -
      Purchases of property and
        equipment                              (5,346,000)    (4,564,000)    (6,567,000)
      Reduction of long-term
        receivables                                     -              -      1,388,000
      New long-term receivables                         -              -       (364,000)
      Proceeds from sale of property
        and equipment                             291,000        257,000        359,000
          Cash flows from investing
            activities                         (2,299,000)     3,384,000     (5,184,000)
Cash flows from financing activities:
      Increase in investment by
        Parent company                         14,156,000              -     41,604,000
      Decrease in investment by
        Parent company                        (17,351,000)   (10,833,000)   (19,569,000)
      Decrease in notes payable                         -       (361,000)      (526,000)
      Issuance of common stock                      1,000              -              -
      Issuance of preferred stock               8,000,000              -              -
      Dividends                                (1,684,000)             -              -
      Repayment of long-term debt            (334,890,000)  (146,094,000)  (104,514,000)
      Proceeds from new long-term debt        324,928,000     90,952,000     98,263,000
          Cash flows from financing
            activities                         (6,840,000)   (66,336,000)    15,258,000
Net increase (decrease) in cash and
  cash equivalents                             (3,701,000)   (36,608,000)    34,688,000
Total cash and cash equivalents at
  end of year                                $  6,417,000   $ 10,118,000   $ 46,726,000


The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements



Significant Accounting Policies

  Basis of Presentation

     In July 1993, Talley Manufacturing and Technology, Inc. (the Company), a wholly-owned subsidiary of Talley Industries, Inc., was formed with the issuance of 1,000 shares of common stock. The formation of the Company was in anticipation of an offering of Senior Notes by the Company and Senior Discount Debentures by Talley. Concurrently with the issuance of these securities, Talley contributed the capital stock of its operating subsidiaries (other than its real estate operations held for orderly sale) to the Company, which also assumed a substantial portion of Talley's indebtedness and liabilities. At the same time, the Company entered into a new credit facility with certain lenders. The net proceeds from the Senior Notes, the Senior Discount Debentures and the new credit facility were used to repay substantially all of the indebtedness of the Company and its subsidiaries, including indebtedness assumed from Talley and certain indebtedness remaining with Talley.
     With the completion of the reorganization of entities under the common control of Talley described above and the new financing, the Company owns all of the capital stock of the operating subsidiaries of Talley (other than the real estate operations held for orderly sale). Accordingly, all corporate costs, assets and liabilities are included in the Company's financial statements and interest expense includes the interest on indebtedness of the operating subsidiaries and all indebtedness assumed by the Company in connection with the reorganization. In connection with the reorganization, Talley and the Company entered into a Tax Sharing Agreement and Cost Sharing Agreement.
     The financial statements of Talley Manufacturing and Technology, Inc. have been prepared using the historical amounts included in the Talley Industries, Inc. and subsidiaries consolidated financial statements giving effect to the reorganization described above. With the exception of the net assets of the real estate operations held for orderly sale and certain debt and related interest expense, the consolidated financial statements of Talley are substantially identical to the Company. Inasmuch as the Company is a wholly-owned subsidiary of Talley Industries, Inc., per share data has not be included as a part of the results of operations.
     Although the financial statements of Talley Manufacturing and Technology, Inc. separately report its assets, liabilities (including contingent liabilities) and stockholder's equity, legal title to such assets and responsibilities for such liabilities was not affected by such attribution during periods prior to the reorganization. Accordingly, the Talley Industries, Inc. consolidated financial statements and related notes should be read in connection with these financial statements.

Notes to Consolidated Financial Statements

  Principles of Consolidation:

   The consolidated financial statements include the accounts of the Company and all of its subsidiaries, all of which are wholly-owned. All companies are consolidated in the financial statements. All material intercompany transactions have been eliminated.

  Cash and Cash Equivalents:

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents, which consist primarily of commercial paper and money market funds are stated at cost plus accrued interest, which approximates market.

  Inventories:

   Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method for substantially all commercial inventories. Costs accumulated under government contracts are stated at actual cost, net of progress payments, not in excess of estimated realizable value.

  Revenue Recognition:

   Sales are generally recorded by the Company when products are shipped or services performed. Sales under government contracts are recorded when the units are shipped and accepted by the government or as costs are incurred on the percentage-of-completion method. Applicable earnings are recorded pro rata based upon total estimated earnings at completion of the contracts. Anticipated future losses on contracts are charged to income when identified. Airbag royalties are recognized on an accrual basis, based on production of airbag units by the licensee and production and sales of vehicles for units not produced by the licensee.

  Property and Depreciation:

   Property, plant and equipment are recorded at cost and include expenditures which substantially extend their useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred. With the exception of items being depreciated under composite lives, profit or loss on items retired or otherwise disposed of is reflected in earnings. When items being depreciated

Notes to Consolidated Financial Statements

  Property and Depreciation, continued:

under composite lives are retired or otherwise disposed of, accumulated depreciation is charged with the asset cost and credited with any proceeds with no effect on earnings; however, abnormal dispositions of these assets are reflected in earnings. Depreciation of plant and equipment, other than buildings and improvements on leased land, is computed primarily by the straight-line method over the estimated useful lives of the assets.
   Depreciation of buildings on leased land and amortization of leasehold improvements and equipment are computed on the straight-line method over the shorter of the terms of the related leases or the estimated useful lives of the buildings or improvements.

  Income Taxes:

   During 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes", retroactive to January 1, 1992. This pronouncement requires a Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. United States income taxes are provided on the portion of earnings remitted or expected to be remitted from foreign subsidiaries.
   Prior to 1992, the provision for income taxes was based on income and expenses included in the accompanying consolidated statements of operations. Differences between taxes so computed and taxes payable under applicable statutes and regulations were classified as deferred taxes arising from timing differences.
   The Company is included in the consolidated U.S. income tax
return of Talley Industries, Inc.   Accordingly, the provision for
income taxes is determined on a consolidated basis. The allocation of the income tax provision for the Company has been determined on a separate return basis.

Notes to Consolidated Financial Statements

  Intangibles:

   The excess cost of investments in subsidiaries over the equity in net assets at acquisition date is being amortized using the straight-line method over periods not in excess of 40 years.

  Interest Rate Swap Agreements:

   The Company enters into interest rate swap agreements to effectively convert a portion of its floating-rate borrowings into fixed-rate obligations. The interest rate differential to be received or paid is recognized over the lives of the agreements as an adjustment to interest expense. Terminations of such agreements may result in a gain or loss based on interest rates in effect and the calculated market value on the termination date. Such gain or loss would be amortized as a rate adjustment to the underlying debt obligation.

Inventories

     Inventories are summarized as follows:

(balances in thousands)                       1993         1992

Raw material and supplies                 $ 10,293     $ 11,909
Work-in-process                              9,584        8,622
Finished goods                              26,470       24,919
Inventories substantially applicable to
  fixed-price government contracts in
  process, reduced by progress payments
  of $9,110,000 and $8,344,000 in 1993
  and 1992, respectively                    18,461       21,950
                                          $ 64,808     $ 67,400

Long-Term Receivables

   Long-term receivables consist of the following:

(balances in thousands)                       1993         1992

Notes receivable, including accrued
  interest and income tax refunds         $  7,093     $ 12,242
Amounts due within one year, included
  in accounts receivable                         -            -
                                          $  7,093     $ 12,242

Notes to Consolidated Financial Statements

   Long-term receivables include an income tax receivable of $4,264,000 and one note of $2,829,000. The final maturity of the note is March 1995 with an interest rate of 9.5%.

Property, Plant and Equipment

   Property, plant and equipment, is summarized as follows:

(in thousands)                                1993         1992

Machinery and equipment                   $ 97,051     $ 97,957
Buildings and improvements                  32,059       29,903
Land                                         2,619          922
                                          $131,729     $128,782

   Depreciation of property, plant and equipment for continuing operations was $8,271,000, $8,634,000, and $9,214,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

Long-Term Debt

     Long-term debt consists of the following:

(balances in thousands)                        1993          1992

10-3/4% Senior Notes, due 2003             $115,000      $      -
Notes, interest based on prime or
  other variable market rates,
  due 1998                                   20,000       126,347
Revolving credit facilities                  26,743        17,616
Subordinated notes, interest based on
  prime or LIBOR                                  -        20,000
12.8% note                                        -         2,954
8-1/8% debentures                                 -         3,894
Capitalized leases and other                    435         1,329
                                            162,178       172,140
Less current maturities                       2,176        10,857

Long-term debt                             $160,002      $161,283

Notes to Consolidated Financial Statements

     On October 22, 1993 the Company completed a major debt refinancing program. The Company issued $115,000,000 of Senior Notes, due 2003, with an interest rate of 10.75% and also completed a secured credit facility with two institutional lenders. In connection with the new debt, the Company's parent, Talley Industries, Inc., also received gross proceeds of $70,000,000 from the issuance of Senior Discount Debentures. The $115,000,000 gross proceeds of the public offering, plus an initial borrowing under the secured credit facility, and certain distribution from its parent, after payment of underwriting and other fees and expenses associated with these financings, were used to repay substantially all of the Company's previously outstanding debt.
     The indenture for the Senior Notes and the loan agreement relating to the secured credit facility contain covenants requiring specified fixed charge coverage ratios, working capital levels, capital expenditure limits, net worth levels, cash flow levels and certain other restrictions on dividends, other payments and incurrence of debt. Substantially all of the receivables, inventory and property, plant and equipment of the Company and its subsidiaries are pledged as collateral in connection with the secured credit facility. In addition, the subsidiaries of the Company have guaranteed its obligations under the Senior Notes and the secured credit facility. The Company's parent, Talley Industries, Inc., has guaranteed the Senior Notes on a subordinated basis. Distributions from the subsidiaries of the Company are also limited by tangible net worth and cash flow covenants. The capital stock of the Company has been pledged by the Company to secure the Senior Discount Debentures.
     The Senior Notes will mature on October 15, 2003 and Talley Manufacturing will be required to make mandatory sinking fund payments of $11,500,000 on October 15, in each of 2000, 2001 and 2002. Interest is payable semi-annually, commencing April 15, 1994. The secured credit facility consists of a five year revolving credit facility of up to $40,000,000 and a five year $20,000,000 term loan facility. The balance outstanding under the revolving credit facility at December 31, 1993 was $26,743,000. Upon the occurrence of certain specified events at any time following the third anniversary of the facility, the agent thereunder may elect to terminate the facility. The five-year term facility requires monthly amortization payments based on a seven year amortization schedule, with the balance due upon expiration in October 1998. The credit facility interest rate is prime plus one percent or an optional variable rate based on LIBOR with an additional fee of one quarter of one percent on unused amounts under the revolving facility.

Notes to Consolidated Financial Statements

     Aggregate maturities of long-term debt for the years ending December 31, 1994 through December 31, 1998, are $2,176,000, $3,216,000, $3,233,000, $3,094,000 and $35,461,000, respectively.
Cash payments for total interest, net of amounts capitalized, during 1993, 1992 and 1991 were $14,378,000, $21,257,000 and
$21,309,000, respectively. Accrued interest expense at December 31, 1993, 1992 and 1991 was $2,404,000, $3,106,000 and $4,662,000,
respectively. Included in deferred charges at December 31, 1993 are debt costs of $7,874,000. The costs were incurred in 1993 in connection with the newly issued debt and are being amortized over the life of the respective debt instruments. Amortization of debt expense in 1993 was $890,000, including $234,000 related to the new debt. Total capitalized lease obligations on buildings and equipment included in long-term debt at December 31, 1993 is $436,000, of which $124,000 is due within one year.

Leases

     Rental expense (reduced by rental income from subleases of $340,000 in 1993, $693,000 in 1992 and $741,000 in 1991 amounted to $5,622,000 in 1993, $6,660,000 in 1992 and $7,153,000 in 1991.
Aggregate future minimum rental payments required under operating leases having an initial lease term in excess of one year for years ending December 31, 1994 through December 31, 1998 are $4,410,000, $4,087,000, $3,079,000, $2,026,000 and $1,921,000, respectively, with $1,285,000 payable in future years. Minimum operating lease payments have not been reduced by future minimum sublease rentals of $653,000.
     Aggregate future minimum payments under capital leases for years ending December 31, 1994 through December 31, 1997 are $172,000, $170,000, $170,000 and $18,000, respectively, with no payments in later years. Minimum capital lease payments have not been reduced by future minimum sublease rentals of $755,000. The present value of net minimum lease payments is $436,000 after deduction of $94,000, representing interest and estimated executory costs. The net book value of leased buildings and equipment under capital leases at December 31, 1993 and 1992 amounted to $324,000 and $435,000, respectively.

Employee Benefit Plans

     The Company and its subsidiaries have pension plans covering a majority of their employees. Normal retirement age is 65, but provisions are made for early retirement. For subsidiaries with defined benefit plans, benefits are generally based on years of service and salary levels. Contributions to the respective defined contribution plans are based on each participant's annual pay and age.

Notes to Consolidated Financial Statements

     Pension expense in 1993, 1992 and 1991 was $5,394,000,
$4,085,000 and $5,999,000, respectively.
     The Company generally contributes the greater of the amounts expensed or the minimum statutory funding requirements. Pension costs for continuing operations for defined benefit plans include the following components:


(in thousands)                       1993       1992       1991

Service cost-benefits earned
  during the year               $   1,594   $  1,251   $  2,664
Interest cost on projected
  benefit obligation                2,504      2,327      2,090
Actual return on assets            (5,712)    (3,313)    (8,985)
Net amortization and deferral       3,173        550      7,296
Net pension cost                $   1,559   $    815   $  3,065



    The following table sets forth the aggregate funded status of defined benefit plans at December 31, 1993:

                                 Assets Exceed  Accumulated
                                  Accumulated    Benefits
(in thousands)                      Benefits   Exceed Assets

Fair value of plan assets           $39,879        $1,535
Projected benefit obligation         36,524         1,948
Projected benefit obligation
  (in excess of) or less than
  plan assets                         3,355          (413)
Unrecognized net loss (gain)         (3,826)         (143)
Unrecognized prior service cost        (279)            5
Unrecognized net liability              725           551
Unfunded accumulated benefit
  obligation                              -          (413)
Accrued pension liability           $   (25)       $ (413)

Accumulated benefits                $36,524        $1,948

Vested benefits                     $30,996        $1,932

    In accordance with Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions," the Company has accrued a liability of $413,000 representing the unfunded accumulated benefit obligation, and has recognized an equal amount as an intangible asset.

Notes to Consolidated Financial Statements

    Assumptions used in 1993 to develop the net periodic pension costs were:

 Assumed discount rate                         7.0%
 Assumed rate of compensation increase         5.0%
 Expected rate of return on plan assets        9.0%

    Assets of the Company's pension plans consist of marketable equity securities, guaranteed investment contracts and corporate and government debt securities. The total value of defined benefit plan assets exceed total vested benefits by $8,486,000.
    Effective January 1, 1984, the Company established an employee stock purchase plan for eligible U.S. employees. Each eligible employee who elects to participate may contribute 1% to 5% of his or her pretax compensation from the Company. The Company contributes an amount equal to 50% of the employee contributions. During 1991, 1992 and 1993 the Company also made discretionary contributions. Pursuant to a 1986 amendment to the Plan which gives the Administration Committee authority to direct the trustee to borrow funds to purchase Company securities, a promissory note for $2,000,000 was executed on April 17, 1989 to purchase 141,500 shares of Talley Industries, Inc. Common stock. Company contributions to the Plan were used, in part, by the Employee Stock
Ownership Plan (ESOP) to make loan and interest payments.    As the
loan is repaid, a portion of the Common stock acquired by the Plan is allocated to each employee in amounts based on the beginning of month balances of the respective participant's accounts. Total Company contributions during 1993 and 1992 were $692,000 and $781,000, respectively. On October 22, 1993, the loan was paid down as part of a debt refinancing program. As a result, the Company's parent, Talley Industries, Inc., acquired the securities not allocated to the Plan. Interest expense for 1993 and 1992 was $26,000 and $48,000, respectively.
    Any dividends received on the shares held by the ESOP are reinvested in shares of Company stock. No dividends were received during 1992 and 1993.
    Health care and life insurance benefits are presently provided to a small number of retired employees of one of the Company's subsidiaries. The cost of retiree health care and life insurance benefits are minor in amount and are recognized as benefits are paid. The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in the first quarter of 1993, as required by the pronouncement. The transition obligation of approximately $2.0 million is being amortized over a 20 year period. The amortization of the unrecognized transition obligation for the single subsidiary affected by the new pronouncement was $188,000 in 1993. Current service costs and interest costs for 1993 were approximately $16,000 and $96,000, respectively.

Notes to Consolidated Financial Statements

Income Taxes

    Earnings before income taxes and the provision (credit) for income taxes consists of the following:

(balances in thousands)             1993       1992       1991
Earnings (loss) before income
  taxes:
  United States                 $ 12,193   $  7,511   $ (4,826)
  Foreign                              3       (528)      (355)
                                $ 12,196   $  6,983   $ (5,181)
Current tax expense (credit):
  United States                 $  3,856   $  5,212   $ (3,051)
  Foreign                             59       (285)        49
  State and local                    581        921       (604)
                                   4,496      5,848     (3,606)
Deferred tax expense (credit):
  United States                     (232)      (953)     1,806
  Foreign                              8         94       (112)
  State and local                  2,120     (2,677)     1,635
                                   1,896     (3,536)     3,329
                                $  6,392   $  2,312   $   (277)

    In 1992, the Company adopted the Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes". The adoption of SFAS No. 109 changes the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The adoption had no effect on earnings in 1992. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.
    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1993 and 1992, are as follows:

(balances in thousands)                       1993       1992
Gross deferred tax assets:
  Net operating losses and tax
    credit carryforward                    $ 1,727    $ 1,332
  Debt restructuring charges                     -      3,195
  Accrued expenses                           6,794      5,658
  Other                                      1,430      1,153
  Valuation allowance for
    deferred tax assets                     (4,946)    (4,111)
  Net deferred tax asset                     5,005      7,227

Gross deferred tax liabilities:
  Depreciation                               7,642      8,396
  Accrued expenses                           7,606      6,163
  Other                                      1,177      2,308

  Gross deferred tax liability              16,425     16,867

Net deferred tax liabilities               $11,420    $ 9,640

Notes to Consolidated Financial Statements

    The sources of significant timing differences for 1991 which gave rise to deferred taxes and their effects were as follows:


(balances in thousands)                                    1991

Depreciation                                          $    (911)
Restructuring                                               972
Other                                                     3,268
                                                      $   3,329



    Reasons for the differences between the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income from continuing operations are:


                                   1993        1992        1991
Computed tax at statutory U.S.
   tax rates                    $ 4,147   $   2,374   $  (1,762)
State and local taxes             1,781      (1,158)        680
Goodwill amortization               376         406         447
Other                                88         690         358

                                $ 6,392   $   2,312   $    (277)


    United States income taxes have not been provided on $2,800,000 of undistributed earnings of subsidiaries incorporated outside the United States, since it is the Company's intent to reinvest such earnings. Net cash receipts for income taxes during 1993, 1992 and 1991 were $828,000, $10,491,000 and $7,332,000, respectively.
    During the second quarter of 1992, the Company was granted a favorable state income tax ruling and, as a result, recognized a tax benefit of $3,508,000.

Notes to Consolidated Financial Statements


Commitments and Contingencies

  TRW Claims. Litigation between the Company and TRW, Inc. ("TRW") has been pending in the United States District Court in Phoenix, Arizona since November 1989. Certain of the claims in the litigation have previously been resolved by two arbitration proceedings, but other claims remain outstanding. The outstanding claims repeat allegations from the arbitration regarding deficiencies in the airbag plant, insufficient real estate to permit construction of certain additional facilities and misrepresentations concerning the airbag plant capacity. During the second quarter of 1992, an arbitration panel made its determination on the TRW's $34.0 million plant claims and awarded TRW a judgment of $5.1 million, which has been paid by the Company. Based on the outcome of the 1992 arbitration decision and on remaining claims are not well founded and were resolved by the 1992 arbitration decision. After submission to arbitration, discovery into TRW's remaining claims was stayed. Other than for the amounts claimed in the arbitration, TRW has not claimed a specific dollar amount with respect to these issues in the 1989 action. It is not possible, therefore, to quantify any damages claimed or to predict with certainty the ultimate outcome. In April 1993, a second arbitrator made his determination on the TRW accounting claims and denied any award.
    In mid-February 1994 TRW filed a new declaratory judgment action asserting claims already made in the existing action and further claiming the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and payment that TRW sent to the Company are valid, entitling it to terminate the airbag royalty obligation and obtain a paid up license for the Company's airbag technology. Based on interviews with Company and subsidiary personnel, review of relevant documents, and consultation with counsel, the Company believes that TRW's notice and attempted payment are without any merit and believes that various legal and factual defenses are available to the allegations and claims made by TRW. The Company has not had any discovery into the motives and claimed basis for this latest move by TRW, nor has it decided the manner or magnitude of the claims that it will make against TRW, including, but not limited to, loss of royalties due to mismanagement of TRW's airbag business.
    The Company intends to resist the claims in all the TRW litigation vigorously, and believes that it has valid defenses against each and that no such claim gives TRW any right to terminate or reduce the airbag royalty payment obligations.

Notes to Consolidated Financial Statements

  Environmental. A subsidiary of Talley Manufacturing has been named as a potentially responsible party by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon Heights Landfill in Beacon Falls, Connecticut and has been identified as a potentially responsible party by another company in connection with the Laurel Park Landfill in Naugatuck, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to these landfills and did not send any hazardous wastes to either site.
    Two coalitions of potentially responsible parties have entered into consent decrees with the EPA to remediate the sites. The Beacon Heights Coalition has in turn brought an action against other potentially responsible parties, including one of the Company's subsidiaries, to contribute to cleanup costs. The court hearing this case recently entered an order granting a motion for summary judgment in the Company's favor, which order the Beacon Heights Coalition has indicated it intends to appeal. The Laurel Park Landfill remediation program has not advanced as far as the program at Beacon Heights. A coalition of potentially responsible parties, not including the subsidiary of the Company, has entered into a consent decree and is undertaking remediation of the site. The Laurel Park Coalition has thus far been unsuccessful in its attempts to name the subsidiary in an action for contribution to the remediation costs. Based upon management's review and the status of these proceedings, management believes that any reasonably anticipated losses from these claims will not result in a material adverse impact on the results of operations or the financial position of the Company.
    In March 1992, a trucking company spilled approximately 500 gallons of solvent on the ground at a facility in Athens, Georgia, formerly operated by a subsidiary of the Company. The current owner of the site initiated emergency response action, ultimately including excavation and off-site disposal of contaminated soil. The current owner has brought an action against the trucking company, seeking reimbursement for emergency response costs and related damages from the spill. In March 1993 the trucking company brought the Company into the litigation pending in United States District Court for the Middle District of Georgia, claiming that an unspecified portion of the remediation costs claimed by the current owner was due to pre-existing soil and groundwater contamination. The Company has denied any liability to the trucking company and is separately conducting an investigation of the alleged contamination

Notes to Consolidated Financial Statements

  Environmental, continued.

in cooperation with the current owner of the site. The Company has determined from this investigation that it may face some liability with respect to pre-existing contamination of the site. Based upon remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.
    In September 1990, the Department of Environmental Quality of the State of Arizona brought a civil action against a subsidiary of Talley Manufacturing claiming violations of various environmental regulations. The subsidiary met with agency officials to resolve the dispute, and in connection therewith paid $0.5 million as civil penalty. The subsidiary also agreed to certain restrictions and procedures imposed by the State of Arizona relating to the disposal of hazardous waste; the Company does not anticipate that the agreed restrictions and procedures will interfere with operations or result in any significant expense.

  Tax. The Arizona Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to the Company for the fiscal year ending March 31, 1983. These Notices pertain to whether subsidiaries of the Company must file separate income tax returns in Arizona rather than allowing the Company to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was $0.4 million plus interest. In May 1992 the Arizona Tax Court granted judgment in favor of the Company and against the Department on all claims asserted against the Company. In October 1992 the Tax Court entered judgment in favor of the Company awarding the Company approximately $0.6 million for the Arizona income taxes the Company overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees. The judgment entered by the Tax Court was appealed by the Department and is currently pending before the Arizona Court of Appeals.
    In May 1993, the Arizona Department of Revenue issued assessments with respect to calendar years 1984 through 1989 alleging that the Company owes additional Arizona income tax and interest in the amount of $16.6 million. Management's preliminary review of the assessments indicates that they were calculated on essentially the same basis used by the Department in its previous claims for income tax due with respect to its fiscal year ended March 31, 1983. However, due to a change in the applicable law for tax years commencing after 1985, the outcome of the litigation

Notes to Consolidated Financial Statements

  Tax, continued.

currently pending involving 1983 is not necessarily indicative of the merits or possible outcome of the claims made by the Arizona Department of Revenue for the periods commencing after 1985. Nevertheless, the Company intends to vigorously litigate the recent assessments. Notwithstanding such change in the law, based upon the 1992 rulings of the Arizona Tax Court in favor of the Company, advice from its counsel and the Company's income tax reserves, management believes that these assessments will not result in a material adverse impact on the results of operations or the financial position of the Company.


Fair Value of Financial Instruments

    The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. On October 22, 1993 the Company completed the refinancing of substantially all of the Company's debt as more fully explained in the long-term debt note to the financial statements. Consequently, at December 31, 1993 the estimated fair value of long-term debt is approximately equal to the carrying value.
    The Company has the right to receive royalty payments under a license agreement executed in April, 1989 in connection with the sale of its airbag operations to TRW, Inc. Under the agreement, the Company is entitled to receive royalties for the twelve year period commencing May 1, 1989 and ending April 30, 2001. The rates at which these royalties are to be paid are: $1.14 for each airbag unit manufactured and sold anywhere in the world by TRW and its subsidiaries (this amount increases by $.01 per unit on May 1 of each year of the royalty term); 75% of the per-unit amount specified above for each inflator manufactured and sold anywhere in the world by TRW and subsidiaries; and $.55 for each airbag unit supplied by companies other than TRW for use in a vehicle manufactured or sold in North America.
    The fair value of the royalty stream is dependent upon automobile production, the number of produced vehicles with airbag systems and the market share of TRW, Inc.; accordingly, the fair value cannot be estimated. Royalties recognized in the year ending December 31, 1993 were $9,606,000.

Research and Development Costs

    Research and development costs were $3,122,000, $3,904,000 and $4,223,000 for the years ended December 31, 1993, 1992, and 1991, respectively.

Notes to Consolidated Financial Statements


Extraordinary Loss

    As a result of the termination of the interest swap agreement and the payoff of the underlying debt in 1993, the Company recognized an extraordinary loss of $1,102,000, net of taxes of $568,000.

Acquisitions and Dispositions

    As part of its restructuring plans the Company sold the net assets of its precision potentiometer business in July 1993, for a cash purchase price of $2,756,000, which approximated the book value of the net assets sold. On May 19, 1992 the Company sold the net assets of its specialty advertising subsidiary for $7,866,000, which was approximately $400,000 below its book value. In connection with restructuring efforts the Company recorded 1991 fourth quarter pretax charges to earnings of $5,000,000. Restructuring costs were for restructuring fees to lenders and professional services in connection with the Company's restructuring of its debt and costs incurred as a part of downsizing of, or relocations of, subsidiary operations in connection with cost control efforts.
    The excess of cost over tangible and identifiable intangible assets acquired, net of amortization at December 31, 1993, 1992, and 1991 was $43,696,000, $45,501,000, and $50,299,000,
respectively.

Related Party Transactions

    In each of the last three years the Company and its subsidiaries incurred legal fees payable to the law firm of one of the Company's directors. During 1993, 1992 and 1991 total billings for the firm were $715,000, $1,045,000 and $422,000, respectively, and were for foreign and domestic services relating to litigation and general corporate matters. Fees were paid to a second law firm in 1993 of $329,000. A 1993 addition to the Company's board of directors was a partner in such firm until he retired in June 1993.

Recently Issued Accounting Standards

    At the beginning of 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The new standard requires that companies use the accrual method of accounting to expense the estimated cost of providing postretirement health-care and other benefits over the years of each employee's active service.

Notes to Consolidated Financial Statements

    In 1992, the Company elected early adoption of the provisions of Statement of Accounting Standard No. 109, "Accounting For Income Taxes", which is more fully explained in the "Significant Accounting Policies" and "Income Taxes" Notes to Consolidated Financial Statement.
    Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" was issued in November 1992 and requires adoption no later than fiscal years beginning after December 15, 1993. This Statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. The Company does not presently provide any material postemployment benefits defined in this pronouncement.
    Other pronouncements issued by the Financial Accounting Standards Board or other rule making body, with future effective dates, are either not applicable or not material to the consolidated financial statements of the Company.


Segment Operations

    The Company is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW, which provides the Company with a quarterly royalty payment through April 30, 2001 for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The Company's Industrial Products segment manufactures and distributes stainless steel products, high-voltage ceramic insulators used in the power transmission and distribution systems, and specialized welding equipment and systems. The Company's Specialty Products segment manufactures and sells aerosol insecticides, air fresheners and sanitizers, and custom designed metal buttons.

  Government Products and Services

    The Company's Government Products and Services segment provides a wide range of products and services for government programs. The vast majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or improve performance. A significant portion of the Company's government revenue represents the replacement of existing Company products.

Notes to Consolidated Financial Statements

  Government Products and Services, continued

    The Company manufactures proprietary propellant products which, when ignited, produce a specified thrust or volume of gas within a desired time period. Propellant products manufactured include ballistic devices for aircraft ejection systems, rocket motors, extended range munitions components and dispersion systems. The Company's propellant devices are currently used on ejection seats on high performance domestic and foreign military aircraft. Rocket motors manufactured by the Company include a complete line of rocket boosters and propulsion systems used for reconnaissance, surveillance, and target acquisition. The Company's extended range munitions components utilize propellant technologies to significantly extend the range of existing U.S. artillery. Naval architecture and marine engineering services provided by the Company include detail design and engineering services for new military and commercial construction as well as a significant amount of maintenance and retrofit work for existing ships.
    The Company's Government Products and Services segment also manufactures specialized electronic display and monitoring devices and high performance cable connection assemblies.
    Direct sales to the U.S. Government and its agencies, primarily from the Government Products and Services segment accounted for approximately 24%, 32% and 28% of the Company's sales from continuing operations for the years ended December 31, 1993, 1992 and 1991, respectively. At December 31, 1993 and 1992 the amount billed but not paid by customers under retainage provisions in long-term contracts was $1,402,000 and $1,659,000, respectively. The $1,402,000 receivable under retainage provisions is expected to be collected in 1994 through 1997 in the amounts of $288,000, $100,000, $168,000 and $846,000, respectively. Amounts in process but unbilled at December 31, 1993 and 1992 were $5,425,000 and $6,396,000, respectively.

  Airbag Royalties

    The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW. The Company entered into the Airbag Royalty Agreement as part of the 1989 sale of its automotive airbag manufacturing business. The terms of the Airbag Royalty Agreement require TRW to make quarterly royalty payments to the Company through April 30, 2001 for any airbag units manufactured and sold worldwide by TRW as well as for any other airbags installed in vehicles manufactured or sold in North America.

Notes to Consolidated Financial Statements

  Industrial Products

    The Company's Industrial Products segment operates in three product areas: stainless steel, high-voltage ceramic insulators and automated welding equipment. Demand for these products is directly related to the level of general economic activity.
Through its stainless steel operation, the Company operates a state-of-the-art mini-mill which converts purchased stainless steel billets into a variety of sizes of both hot rolled and cold finished bar and rod. The Company's stainless steel mini-mill has utilized advanced computer automation, strict quality controls, and strong engineering and technical capabilities to maintain its position as a low cost, high quality producer. In addition to its stainless steel manufacturing operation, the Company distributes stainless steel and other specialty steel products through seven locations in the U.S. and Canada. The Industrial Products segment also manufactures and distributes high-voltage ceramic insulators for electric utilities, municipalities and other governmental units, as well as for electrical contractors and OEMs. In addition, the Company manufactures specialized advanced-technology welding systems, power supply systems and humidistats for the utility, pipeline and OEM markets.

  Specialty Products

    The Company's Specialty Products segment is focused on two distinct markets: aerosol insecticides, air fresheners and sanitizers servicing the industrial maintenance supply, pest control and agricultural markets, and custom designed metal buttons for the military and commercial uniform and upscale fashion markets. The majority of the Company's aerosol insecticides are proprietary formulations of natural active ingredients.




    The Company's U.S. operations had export sales of $26,672,000, $16,216,000 and $30,095,000 for the years ended December 31, 1993,
1992 and 1991, respectively.
    Substantially all facilities and operations of the Company's continuing operations are located within the United States. The Company operates a steel distribution system located in Canada with sales for the year ended December 31, 1993 and total assets at December 31, 1993 of $11.6 million and $8.0 million, respectively.
    Foreign exchange losses included in earnings for the years ended December 31, 1993, 1992 and 1991 were not material. The foreign currency translation adjustment included in stockholder's equity was $(370,000) at December 31, 1993.
    Sales between segments are not significant and have been eliminated. Operating income is total revenue less operating expenses and excludes general Corporate expenses, non-segment interest income and interest expense. Interest income associated with segment assets is included in segment operations income. Corporate assets consist principally of cash and cash equivalents, notes receivable, income taxes receivable and a building.

Notes to Consolidated Financial Statements

The tables which follow show assets, depreciation and amortization and capital expenditures by segment:


(in thousands)                         1993       1992      1991

Assets by Segment

Government Products and Services   $114,347   $113,385  $119,489
Airbag Royalties                      3,704      1,644     2,260
Industrial Products                  86,879     83,904    95,656
Specialty Products                   27,951     27,190    38,825
                                    232,881    226,123   256,230
Corporate                            18,961     21,635    73,948
                                   $251,842    247,758   330,178

Depreciation and Amortization
  by Segment

Government Products and Services   $  4,163   $  4,235  $  4,227
Airbag Royalties                          -          -         -
Industrial Products                   4,427      4,616     4,739
Specialty Products                    1,138      1,319     1,785
                                      9,728     10,170    10,751
Corporate                               342        395       444
                                   $ 10,070   $ 10,565  $ 11,195

Capital Expenditures by Segment

Government Products and Services   $  1,648   $  2,122  $  4,766
Airbag Royalties                          -          -         -
Industrial Products                   2,842      1,045       804
Specialty Products                      754      1,101       936
                                      5,244      4,268     6,506
Corporate                               102        296        61
                                   $  5,346   $  4,564  $  6,567


                                    TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES

Summary of Segment Operations

(in thousands)
Years Ended December 31,                 1993        1992         1991        1990         1989

Revenue from continuing operations
  by segment:
Government Products and Services     $170,323    $183,162     $168,961    $149,377     $159,743

Airbag Royalties                        9,606       5,566        3,161       2,956          881

Industrial Products                   107,402      95,097      117,682     133,728      156,519

Specialty Products                                 30,797       35,738      41,061       48,570         56,071

                                     $318,128    $319,563     $330,865    $334,631     $373,214

Operating income from continuing
  operations by segment:

Government Products and Services     $ 24,354    $ 26,101     $ 23,940    $ 21,413     $ 26,431

Airbag Royalties                        9,606       5,566        3,161       2,956          881

Industrial Products                     2,438         (45)         839      (4,235)      70,962

Specialty Products                      5,001       5,055        5,345       2,462        7,879
                                       41,399      36,677       33,285      22,596      106,153

Corporate expenses                    (13,151)     (9,672)     (16,127)    (14,058)     (13,332)

Non-segment interest income               312       1,923        2,248       2,003        2,233

Interest expense                      (16,364)    (21,945)     (24,587)    (19,846)     (19,089)

Earnings (loss) from continuing
  operations before income taxes     $ 12,196    $  6,983     $ (5,181)   $ (9,305)    $ 75,965

Operating income includes a charge of $15,000,000 in 1990 and $5,000,000 in 1991 related to the Company's restructuring program.  Operating income in 1989 for the Industrial Products segment includes a pretax gain on sale of the Company's airbag operations of $59,997,000.  Sales from the airbag operations included in the Industrial Products segment were $11,567,000 in 1989.



                                     TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES




Summary of Operations


(in thousands)
Years Ended December 31,                 1993         1992        1991         1990        1989
Revenue                              $318,128     $319,563    $330,865     $334,631    $373,214

Cost of sales and services            235,335     233,812      248,938     253,649      276,318
Selling, general and administrative
  expenses                             54,961      57,473       58,810      56,300       63,152
Restructuring costs                         -           -        5,000      15,000            -
Gain on sale of airbag operations           -           -            -           -      (59,997)
                                      290,296     291,285      312,748     324,949      279,473
Earnings from operations               27,832      28,278       18,117       9,682       93,741
Other income, net                         728         650        1,289         859        1,313
                                       28,560      28,928       19,406      10,541       95,054
Interest expense                       16,364      21,945       24,856      20,537       19,219
Interest capitalized                        -           -         (269)       (691)        (130)
                                       16,364      21,945       24,587      19,846       19,089
Earnings (loss) from continuing
  operations before income taxes
  and extraordinary gains              12,196       6,983       (5,181)     (9,305)      75,965
Income tax provision (benefit)          6,392       2,312         (277)     (1,974)      29,001
Earnings (loss) from continuing
  operations                            5,804       4,671       (4,904)     (7,331)      46,964

Extraordinary loss, net of income
   tax                                 (1,102)          -            -           -            -
Net earnings (loss)                  $  4,702    $  4,671     $ (4,904)   $ (7,331)    $ 46,964


                     Report of Independent Accountants






To the Board of Directors and Shareholder of Talley Manufacturing and Technology, Inc.


In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Talley Manufacturing and Technology, Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the notes to the financial statements titled
"Employee Benefit Plans" and "Significant Accounting Policies" the Company changed its method of accounting for postretirement benefits other than pensions in 1993 and changed its method of accounting for income taxes in 1992.









PRICE WATERHOUSE


Phoenix, Arizona
February 22, 1994


                                              TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES
  FINANCIAL DATA

  Selected Financial Data

  (in thousands)
  Years Ended December 31,            1993        1992        1991        1990         1989
  Capital expenditures            $  5,346    $  4,564    $  6,567     $ 14,544    $ 14,075
  Depreciation and amortization                 10,070      10,565       11,195      11,711         12,397
  Current assets                   141,868     135,199     206,759      184,758     181,782
  Current liabilities               56,923      58,106     287,294 *    307,524 *   113,429
  Working capital                   84,945      77,093     (80,535)*   (122,766)*    68,353
  Total assets                     251,843     247,758     330,178      322,495     316,958
  Total debt                       162,178     172,140     227,977      235,086     209,534
  Long-term debt                   160,002     161,283           -            -     161,599
  Long-term debt, subject to
    acceleration                         -           -     159,933 *    189,956 *                   -
  Stockholder's equity              18,402      10,948      16,776         (687)     13,123
  Current ratio                        2.5         2.3          .7           .6         1.6



  Supplemental Data

  (in thousands)

  Years Ended December 31,            1993        1992        1991         1990        1989

  Taxes, other than income:
    Payroll                       $  7,037    $  7,195   $   7,321     $  7,387    $  7,564
    Property                         1,557       1,721       1,891        1,810       1,675
    Other                              328         382         626          461         622
                                     8,922       9,298       9,838        9,658       9,861

  Maintenance and repairs            4,668       4,626       4,624        4,494       4,017
  Rent                               5,962       7,353       7,845        7,735       6,727
  Advertising                          648         720         958        1,164       1,162
  Research and development           3,122       3,904       4,223        3,996       3,822


         TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES




Subsidiaries/Divisions


Government Products and Services

Electrodynamics, Inc., Rolling Meadows, Illinois.  John W. Kravcik,
President.

John J. McMullen Associates, Inc., New York, New York.  P. Thomas
Diamant, President.

Rowe Industries, Inc., Toledo, Ohio. Haywood W. Bower, Chairman of the Board.

Talley Defense Systems, Inc., Mesa, Arizona.  Edward T. Ryan, Jr.,
President.

Universal Propulsion Company, Inc., Phoenix, Arizona.  Harold G.
Watson, President.


Industrial Products

Amcan Specialty Steels, Inc., Hermitage, Pennsylvania.  Bruce
Olson, President.

Diversified Stainless Steel of Canada, Inc., Downsview, Ontario,
Canada.  Frank Szabo, President.

Porcelain Products Co., Carey, Ohio.  Haywood W. Bower, President.

Talley Metals Technology, Inc., McBee, South Carolina.  Donald
Bailey, President.

Dimetrics, Davidson, North Carolina. Arthur M. Squicciarini,
President.


Specialty Products

Waterbury Companies, Inc., Waterbury, Connecticut.  Michael J.
Tragakiss, President.

        TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES

Directors and Corporate Management

DIRECTORS

 William H. Mallender     - Chairman of the Board and Chief
                            Executive Officer

 Jack C. Crim             - President and Chief Operating Officer

 Neil W. Benson           - Chartered Accountant, Lewis Golden & Co.

 Paul L. Foster           - Professor of Finance, Saint Joseph's
                            University

 Townsend Hoopes          - Retired, formerly President, Association
                            of American Publishers, Inc.

 Fred Israel              - Retired, formerly Senior Partner Israel
                            and Raley

 John D. MacNaughton, Jr. - President, The MacNaughton Co.

 Emiel T. Nielsen, Jr.    - Retired, formerly Vice Chairman, FMC
                            Corporation

 Joseph A. Orlando        - Independent financial consultant

 Alex Stamatakis          - Chairman of the Board, Stamatakis
                            Industries, Inc.

 John W. Stodder          - Vice Chairman, Jostens, Inc.

 Donald J. Ulrich         - Owner and Vice Chairman, Ventura Coastal
                            Corporation

 David Victor             - Member, Meyer, Hendricks, Victor, Osborn
                            & Maledon

CORPORATE MANAGEMENT

 William H. Mallender     - Chairman of the Board and Chief
                            Executive Officer

 Jack C. Crim             - President and Chief Operating Officer

 William E. Bonnell       - Vice President - Human Resources

 Mark S. Dickerson        - Vice President, General Counsel and
                            Secretary

 Kenneth May              - Vice President and Controller

 Daniel R. Mullen         - Vice President and Treasurer

 George W. Poole          - Vice President - Government Relations

                                                              SCHEDULE III
                                                                Page 1 of 6



                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                             (Registrant Only)
                  STATEMENT OF CONDITION (BALANCE SHEET)



                                                           DECEMBER 31,
                                                       1993           1992
Assets

Current assets:
  Cash and cash equivalents                        $  2,069,000  $  7,472,000
  Due from affiliates                                 1,648,000    23,021,000
  Accounts receivable                                11,078,000    13,032,000
  Deferred income taxes                                       -       371,000
  Prepaid expenses                                    1,552,000       975,000

        Total current assets                         16,347,000    44,871,000



Investment in and advances to affiliates            122,844,000   163,624,000

Long-term receivables                                 2,829,000     3,829,000

Property, plant and equipment, at cost,
  net of accumulated depreciation of
  $1,532,000 in 1993 and $1,403,000
  in 1992                                               682,000       846,000

Deferred charges and other assets                     9,062,000     2,373,000

Deferred income taxes                                         -       291,000

         Total assets                              $151,764,000  $215,834,000





See accompanying notes and the notes to the consolidated financial statements.

                                                               SCHEDULE III
                                                                Page 2 of 6

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                             (Registrant Only)
                  STATEMENT OF CONDITION (BALANCE SHEET)



                                                             DECEMBER 31,
                                                         1993           1992
Liabilities and Stockholder's Equity

Current liabilities:
  Current maturities of long-term debt              $     88,000  $  7,762,000
  Due to affiliates                                        2,000    70,048,000
  Accounts payable                                     4,545,000     2,855,000
  Accrued expenses                                     3,549,000     5,651,000
  Deferred income taxes                                5,182,000             -

        Total current liabilities                     13,366,000    86,316,000

  Deferred income taxes                                4,411,000             -
  Long-term debt                                     115,121,000   114,142,000
  Other liabilities                                      464,000     4,428,000

Stockholder's equity:
  Preferred stock, $1 par value,
     authorized 100 shares -
       Series A: Issued 8 shares                               8             -
  Common stock, $1 par value,
     authorized 1,000 shares                               1,000             -
  Capital in excess of par value                      15,752,992    10,948,000
  Foreign currency translation adjustments              (370,000)            -
  Retained earnings                                    3,018,000             -

       Total stockholder's equity                     18,402,000    10,948,000

       Total liabilities and
         stockholder's equity                       $151,764,000  $215,834,000




See accompanying notes and the notes to the consolidated financial statements.

                                                                  SCHEDULE III
                                                                   Page 3 of 6

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                              (Registrant Only)
                           STATEMENT OF OPERATIONS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1993, 1992 AND 1991




                                      1993           1992           1991

Selling, general and
  administrative expenses     $ 13,045,000   $  9,381,000   $  8,940,000
Administrative allocations
  to subsidiaries              (16,643,000)   (19,218,000)   (22,549,000)
                                (3,598,000)    (9,837,000)   (13,609,000)

Restructuring costs                      -              -     (5,000,000)
Other income (expense), net        264,000      3,253,000     (1,692,000)
                                (3,862,000)   (13,090,000)    (6,917,000)

Interest expense                16,323,000     21,789,000     25,808,000
Interest charges to
  subsidiaries,  net              (167,000)      (494,000)    (3,572,000)
                                16,156,000     21,295,000     22,236,000
                               (12,294,000)    (8,205,000)   (15,319,000)
Income tax benefit              (3,600,000)    (5,564,000)    (4,460,000)

Loss before earnings of
  subsidiaries and
  extraordinary gains           (8,694,000)    (2,641,000)   (10,859,000)

Extraordinary loss,
  net of taxes                  (1,102,000)             -              -

Earnings from subsidiaries      14,498,000      7,312,000      5,955,000

Net earnings (loss)           $  4,702,000   $  4,671,000   $ (4,904,000)





See accompanying notes and the notes to the consolidated financial statements.


                                                                  SCHEDULE III
                                                                   Page 4 of 6

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                              (Registrant Only)
                           STATEMENT OF CASH FLOWS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1993, 1992 AND 1991




                                               1993           1992           1991
Cash flows from operating activities   $  9,223,000   $  2,455,000   $ 18,526,000

Cash flows from investing activities:

  Reduction of investment in
    subsidiaries, net                    83,140,000      3,493,000    (18,890,000)
  Additional investment in
    subsidiaries                        (42,360,000)    (1,807,000)      (530,000)
  Decrease (increase) in long-term
    receivables, net                              -       (958,000)       958,000
      Cash from investing activities     40,780,000        728,000    (18,462,000)

Cash flows from financing activities:

  Reduction of notes payable                      -    (32,648,000)             -
  Proceeds from long-term debt          120,885,000              -              -
  Reduction of long-term debt          (126,802,000)       (67,000)       (60,000)
  Proceeds from issuance of stock         8,000,000              -              -
  Amounts (to) from Parent, net          (8,816,000)   (10,833,000)    22,034,000
  Decrease (increase) in due from
    affiliates, net                     (48,673,000)     4,228,000     12,738,000
      Cash from financing activities    (55,406,000)   (39,320,000)    34,712,000

Increase (decrease) in cash and cash
  equivalents                            (5,403,000)   (36,137,000)    34,776,000

    Balance at beginning of year          7,472,000     43,609,000      8,833,000

    Balance at end of year             $  2,069,000   $  7,472,000   $ 43,609,000






See accompanying notes and the notes to the consolidated financial statements.


                                                               SCHEDULE III
                                                                Page 5 of 6

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                             (Registrant Only)
                       Notes to Financial Statements


The following notes supplement information provided in the notes accompanying the consolidated financial statements.

1.  Basis of Presentation

Investments in and advances to affiliates represents interest in majority-owned subsidiaries and associated companies. The investments are accounted for on the equity method and, accordingly, the carrying value approximates the Company's equity in the recorded value of the underlying net assets. In July 1993, Talley Manufacturing and Technology, Inc. ("the Company"), a wholly owned subsidiary of Talley Industries, Inc., ("Talley") was formed with the issuance of 1,000 shares of common stock. The formation of the Company was in anticipation of an offering, in October, 1993, of Senior Notes by the Company and Senior Discount Debentures by Talley. Concurrently with the issuance of these securities, Talley contributed the capital stock of its operating subsidiaries (other than its real estate subsidiaries) to the Company, which also assumed a substantial portion of Talley's indebtedness and liabilities. (See Basis of Presentation note to the Company's consolidated financial statements).

Certain reclassifications have been made in the prior year Statement of Operations to be consistent with current year classifications.


2.  Long-Term Debt
                                                    December 31,
Long-term debt consists of the following:         1993       1992
(balances in thousands)

10-3/4% Senior Notes, due 2003                $115,000   $      -
Notes, interest based on prime or other
  variable market rate                               -    116,852
8-1/8% debentures                                    -      3,894
Capitalized leases and other                       209      1,158
                                               115,209    121,904
Less current maturities                             88      7,762
Long-term debt                                $115,121   $114,142


The Company and Talley Industries, Inc. completed a major debt refinancing program on October 22, 1993. The proceeds from the new financing were used to repay substantially all of the Company's debt. (See Long-term debt note to the Company's consolidated financial statements).

Aggregate maturities of long-term debt for the years ended December 31, 1994 through 1998 are $88,000, $101,000, $114,000, $-0- and $-0-, respectively.

                                                               SCHEDULE III
                                                                Page 6 of 6

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                             (Registrant Only)
                       Notes to Financial Statements




3.  Income Taxes

The parent company and its domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes represents the difference between amounts attributable to each subsidiary, generally determined on a separate return basis, and the tax computed on a consolidated basis.

During 1992, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" retroactive to January 1, 1992. This accounting pronouncement requires a change from the deferred to the liability method of computing deferred income taxes. This change had no effect on reported net earnings or loss for 1992 or prior years.


4.  Dividends Received

The registrant received dividends, net of contributions from consolidated subsidiaries, unconsolidated subsidiaries and 50 percent or less owned persons accounted for by the equity method during the years ended
December 31, 1993, 1992 and 1991 of $97,475,000, $8,251,000 and $928,000,
respectively.

                                                                                     SCHEDULE VIII
                       TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES

                             Valuation and Qualifying Accounts and Reserves
                                            December 31, 1993
                                               (thousands)


                                                      Additions
                                   Balance at Charged to  Charged to               Balance
                                   Beginning  Costs and     Other                  at End
        Description                of Period   Expenses    Accounts  Deductions   of Period
Year Ended December 31, 1993:
  Allowance for doubtful
     accounts - accounts
     receivable                     $  867     $  987      $  -       $  763 (a)  $1,091

  Reserves for notes receivable          -      1,000         -            -       1,000


Year Ended December 31, 1992:
  Allowance for doubtful
     accounts - accounts
     receivable                     $  881     $  471      $  -       $  485 (a)  $  867



Year Ended December 31, 1991:
  Allowance for doubtful
     accounts - accounts
     receivable                     $  760     $  666      $  -       $  545 (a)  $  881




Notes:

  (a)  Uncollectible accounts charged against reserves, net of bad debt recoveries.


                                                                                            SCHEDULE IX


                      TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES

                                         Short-Term Borrowings
                                           December 31, 1993
                                        (dollars in thousands)





                                                Weighted         Maximum          Average           Weighted
         Category of                            Average           Amount          Amount             Average
          Aggregate               Balance       Interest       Outstanding      Outstanding       Interest Rate
         Short-term                 at           Rate at        During the       During the        During the
         Borrowings            End of Period  End of Period  Reporting Period  Reporting Period  Reporting Period
Year Ended December 31, 1993:
  Notes Payable to Banks           $ -0-           .0%           $ -0-            $ -0-                 .0%


Year Ended December 31, 1992:
  Notes Payable to Banks           $ -0-           .0%           $37,350          $32,890              7.7%


Year Ended December 31, 1991:
  Notes Payable to Banks           $37,361        7.4%           $37,938          $37,538              7.5%


                              EXHIBIT INDEX




 3.1    Certificate of Incorporation of Talley Manufacturing and
        Technology, Inc., attached as Exhibit 3(d) to Talley's
        Registration Statement on Form S-1 dated October 15, 1993, incorporated herein by this reference.

 3.2 By-laws of Incorporation of Talley Manufacturing and Technology, Inc., attached as Exhibit 3(e) to the Company's Form S-1 dated October 15, 1993, incorporated herein by this reference.

 4.1 Certificate of Designation, Preferences and Rights of Series A Preferred Stock of Talley Manufacturing and Technology, Inc., attached as Exhibit 4(e) to the Company's Form S-1 dated October 15, 1993, incorporated herein by reference.

 4.2 Indenture Agreement among Talley Manufacturing and Technology, Inc., the Subsidiary Guarantors (as defined), Talley Industries, Inc. and Bank One, Columbus, N.A., a national banking association, as Trustee, dated as of October 15, 1993 relating to the 10-3/4% Senior Notes due 2003 issued by Talley Manufacturing and Technology, Inc. and the exhibits thereto, attached as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

 10.1 Form of Indemnification Procedures Agreement between Talley Manufacturing and each of its directors, attached as Exhibit 10(jj) to Amendment No. 1 to Form S-1 dated September 10, 1993, incorporated herein by reference.

 10.2 Tax Sharing Agreement among Talley Industries, Inc., Talley Manufacturing and Technology, Inc. and each of their respective subsidiaries, dated as of October 22, 1993, attached as Exhibit
        10.3 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

 10.3 Restructuring, Assumption and Cost sharing Agreement among Talley Industries, Inc., Talley Manufacturing and Technology, Inc. and Talley Real Estate Company, Inc. dated as of October 22, 1993, attached as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

 10.4 Loan and Security Agreement among Talley Manufacturing and Technology, Inc., the Lenders listed therein and Transamerica Business Credit Corporation, as Agent dated October 22, 1993, attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

 10.5 Airbag Collateral Security, Intercreditor and Agency Agreement dated as of October 22, 1993 among Talley Manufacturing and Technology, Inc., Talley Technology, Inc., Talley Defense Systems, Inc., Talley Automotive Products, Inc., Talley Metals Technology, Inc. and Transamerica Business Credit Corporation as Agent and as collateral agent for the Lenders (as defined) and the Senior Note Trustee, Lenders and Bank One, Columbus, N.A., a national banking association, as Trustee for the holders of the 10-3/4% Senior Notes due 2003 issued by Talley Manufacturing and Technology, Inc., attached as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

 10.6 Form of Subsidiary Loan Agreement dated as of October 22, 1993 between Talley Manufacturing and Technology, Inc. and each of certain subsidiaries, attached as Exhibit 99.1 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

 10.7 Subsidiary Loan and Security Agreement dated as of October 22, 1993 between Talley Manufacturing and Technology, Inc. and Talley Technology, Inc., attached as Exhibit 99.2 to the Company's Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

 10.8 Form of Subsidiary Continuing Guaranty and Security Agreement dated as of October 22, 1993 between Transamerica Business Credit Corporation, a Delaware corporation and each of certain subsidiaries, attached as Exhibit 99.3 to the Company's
        Form 10-Q for the quarter ended September 30, 1993, incorporated herein by reference.

   21*  Subsidiaries of the Registrant.

 23.1* Consent of Company's Independent Public Accountants to the incorporation by reference of their reports for the current year accompanying the financial statements included in the Registrant's Forms S-1 Registration Statements.





     * Documents marked with an asterisk are filed with this report.