Form 10-Q
period 1994-03-31
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1994-05-13
CIK 909783

Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1994

                                     OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to


                      Commission File No. 33-49869-01


                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.
           (Exact name of registrant as specified in its charter)

            Delaware                               86-0739329
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)


           2702 North 44th Street, Phoenix, Arizona       85008
          (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code:(602) 957-7711

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirement for the past 90 days.

      YES[   ]                                      NO[ X ] *

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
Class of Common Stock                                March 31, 1994
   $1.00 par value                                      1,000

* The Company has only been subject to filing requirements since registration effective date of October 15, 1993.

                TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                                  INDEX





                                                                 Page No.

 Part I  Financial Information


  Consolidated Balance Sheet -
    March 31, 1994 and December 31, 1993                            1

  Consolidated Statement of Earnings -
    Three Months Ended March 31, 1994 and 1993                      2

  Consolidated Statement of Cash Flows -
    Three Months Ended March 31, 1994 and 1993                      3

  Consolidated Statement of Changes in Stockholder's
    Equity - Three Months Ended March 31, 1994
    and 1993                                                        4

  Notes to Consolidated Financial Statements                       5-6

  Management's Discussion and Analysis                             7-11





 Part II  Other Information


  Legal Proceedings                                                12

  Exhibits and Reports on Form 8-K                                 12

  Signatures                                                       13

                       PART I - FINANCIAL INFORMATION

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                         Consolidated Balance Sheet
                                 (thousands)



                                              March 31,  December 31,
                                                1994         1993
ASSETS
  Cash and cash equivalents                 $  3,993      $  6,417
  Accounts receivable, net of allowance
    for doubtful accounts of $1,074,000
    at March 31, 1994 and $1,091,000
    at December 31, 1993                      52,361        60,376
  Inventories, net                            63,816        64,808
  Deferred income taxes                        1,400           900
  Prepaid expenses                             9,117         9,367
    Current assets                           130,687       141,868

  Long-term receivables                        9,577         7,093
  Property, plant and equipment, net          48,366        49,489
  Intangibles                                 44,388        44,928
  Other assets                                 8,404         8,465
    Total assets                            $241,422      $251,843


LIABILITIES AND STOCKHOLDER'S EQUITY
  Current maturities of long-term debt      $  3,187      $  2,176
  Accounts payable                            21,411        23,095
  Accrued expenses                            35,942        31,652
     Current liabilities                      60,540        56,923

  Long-term debt                             147,399       160,002
  Deferred income taxes                        7,216        12,320
  Other liabilities                            4,054         4,196
  Stockholder's equity:
    Preferred stock, $1 par value,
      authorized 100 shares:
        Series A, issued 8 shares                  -             -
    Common stock, $1 par value,
      authorized 1,000 shares                      1             1
  Capital in excess of par                    17,261        15,753
  Foreign currency translation                  (660)         (370)
  Retained earnings                            5,611         3,018
    Total stockholder's equity                22,213        18,402

      Total liabilities & stockholder's
        equity                              $241,422      $251,843


The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                    Consolidated Statement of Earnings
                   (thousands, except per share amounts)





                                                Three Months
                                                   Ended
                                                  March 31,
                                             1994        1993

Sales                                      $55,616     $57,504
Services                                    15,521      15,119
Royalties                                    3,979       1,794
                                            75,116      74,417

Cost of sales                               41,369      42,249
Cost of services                            13,523      13,024
Selling, general, and administrative
  expenses                                  17,256      13,465
                                            72,148      68,738

                                             2,968       5,679

Other income, net                             (124)        120
                                             2,844       5,799

Interest expense                             4,215       4,049
Earnings (loss) before income taxes         (1,371)      1,750
Income tax benefit (provision)               3,964        (957)
      Net earnings                         $ 2,593     $   793




The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                   Consolidated Statement of Cash Flows
                                (thousands)


                                             Three Months Ended
                                                  March 31,
                                               1994       1993
Cash and cash equivalents at beginning
  of period                                  $ 6,417    $10,118

Cash flows from operating activities:
  Net earnings                                 2,593        793
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes          (5,604)        87
     Depreciation and amortization             2,397      2,593
     Gain on sale of property and
       equipment                                  (4)       (77)
     Other                                       (17)       321
  Changes in assets and liabilities,
    net of effects from acquired businesses:
     (Increase) decrease in accounts
        receivable                             5,550     (3,497)
      Decrease in inventories                    973      2,084
     (Increase) decrease in prepaids             250       (301)
      Decrease in accounts payable            (1,684)    (2,646)
      Increase in accrued expenses             4,290        763
      Other, net                                (217)     1,022
       Cash flows from operating activities    8,527      1,142

Cash flows from investing activities:
  Purchases of property and equipment           (875)      (773)
  Proceeds from sale of property and
    equipment                                      8        101
   Cash flows from investing activities         (867)      (672)

Cash flows from financing activities:
  Decrease in investment by Parent               -       (2,677)
  Increase in investment by Parent             1,508      4,389
  Repayment of long term-debt                (96,649)   (25,982)
  Proceeds from new long-term debt            85,057     25,756
   Cash flows from financing activities      (10,084)     1,486

Net increase (decrease) in cash and cash
  equivalents                                 (2,424)     1,956

Total cash and cash equivalents at March 31, $ 3,993    $12,074



The accompanying notes are an integral part of the financial statements.

                            TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                     Consolidated Statement of Changes in Stockholder's Equity
                         For the Three Months Ended March 31, 1994 and 1993
                                            (thousands)




                                                                Capital in
                                          Preferred  Common     Excess of    Retained
                                            Stock     Stock     Par Value    Earnings
BALANCE AT DECEMBER 31, 1992              $   -      $  -        $10,948     $  -

Net earnings                                                         793
Amounts from Parent                                                  1,628
Decrease in guaranteed debt of ESOP                                   84

BALANCE AT MARCH 31, 1993                 $   -      $  -        $13,453     $  -


BALANCE AT DECEMBER 31, 1993              $   -      $     1     $15,753     $ 3,018

Net earnings                                                                   2,593
Contribution from Parent                                           1,508

BALANCE AT MARCH 31, 1994                 $   -      $     1     $17,261     $ 5,611





The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                Notes to Consolidated Financial Statements


Note 1 - General

In July 1993, Talley Manufacturing and Technology, Inc. (the Company), a wholly owned subsidiary of Talley Industries, Inc., ("Talley") was formed with the issuance of 1,000 shares of common stock. The formation of the Company was in anticipation of an offering, in October, 1993, of Senior Notes by the Company and Senior Discount Debentures by Talley. The Senior Notes are guaranteed by substantially all of the Company's subsidiaries (the "Subsidiary Guarantors"). Concurrently with the issuance of these securities, Talley contributed the capital stock of its operating subsidiaries (other than its real estate subsidiaries) to the Company, which also assumed a substantial portion of Talley's indebtedness and liabilities. At the same time, the Company entered into a new credit facility with certain institutional lenders which is also guaranteed by the Subsidiary Guarantors. The net proceeds from the Senior Notes, the Senior Discount Debentures and the new credit facility were used to repay substantially all of the indebtedness of the Company and its subsidiaries, including the indebtedness assumed from Talley, and substantially all of the indebtedness remaining with Talley.

Upon completion of the reorganization of entities under the common control of Talley described above and the new financing, the Company is a holding company which owns all of the capital stock of the operating subsidiaries of Talley (other than the real estate subsidiaries). Accordingly, all corporate costs, assets and liabilities are included in the Company's financial statements and interest expense includes the interest on indebtedness of the operating subsidiaries and all indebtedness assumed by the Company in connection with the reorganization. In connection with the reorganization, Talley and the Company entered into a tax sharing agreement and a cost sharing agreement which require the Company to reimburse Talley for certain ongoing general and administrative expenses which will be incurred by Talley and to make certain tax payments to Talley.

The financial statements of the Company have been prepared using the historical amounts included in the Talley Industries, Inc. and subsidiaries consolidated financial statements giving effect to the reorganization described above. Although the Subsidiary Guarantors guaranteed the Senior Notes, separate financial statements of the Subsidiary Guarantors are not included because the Subsidiary Guarantors are jointly and severally liable with the Company under the Senior Notes, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis, and separate financial statements and other disclosures concerning the Subsidiary Guarantors would not be material to investors. In addition, with the exception of the net assets of the real estate operations and certain debt and related interest expense, the consolidated financial statements of Talley are substantially identical to those of the Company.

Although the financial statements of the Company separately report its assets, liabilities (including contingent liabilities) and stockholder's equity, legal title to such assets and legal responsibility for such liabilities was not affected by such attribution during periods prior to the reorganization. Accordingly, the Talley consolidated financial statements and related notes should be read in connection with these financial statements.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993 and the results of operations for the three-month periods ended March 31, 1994 and 1993, and cash flows and changes in stockholder's equity for the three-month periods ended March 31, 1994 and 1993. Such results, however, may not be indicative of the results for the full year.


Note 2 - Inventories

Inventories are summarized as follows (in thousands):

                                    March 31,      December 31,
                                      1994             1993

   Raw materials and supplies       $11,778          $10,293
   Work-in-process                    8,695            9,584
   Finished goods                    26,542           26,470
   Inventories applicable to
     government contracts            16,801           18,461
                                    $63,816          $64,808


Note 3 - Earnings Per Share

Talley Manufacturing and Technology, Inc. is a wholly owned subsidiary of Talley Industries, Inc.; accordingly, earnings per share information is not presented.


Note 4 - Sale of Subsidiaries

In July 1993 the Company completed the sale of the net assets of its precision potentiometer business for a cash purchase price of $2.8 million, which approximated the book value of the net assets sold. Sales and pretax earnings of the business sold for the six months ended June 30, 1993 were $2.3 million and $.4 million, respectively.

Note 5 - Income Tax Benefit

Pursuant to recent legislation passed in the State of Arizona regarding the rules for filing consolidated state income tax returns, the Company has reversed $5.6 million of state income tax accruals to reflect the change in the law. The new law is retroactive to the beginning of 1986.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations


The following table summarizes the Company's consolidated revenue and earnings (loss), by segment for the periods shown:


                                                Three Months
                                                   Ended
       (Dollars in Thousands)                     March 31,
                                              1994       1993
REVENUES:

  Government Products and Services           $36,258    $39,426
  Airbag Royalty                               3,896      1,722
  Industrial Products                         29,200     26,089
  Specialty Products                           5,762      7,180
                                             $75,116    $74,417


OPERATING INCOME:

    Government Products and Services         $ 4,186    $ 5,684
    Airbag Royalty                             3,896      1,722
    Industrial Products                          720        537
    Specialty Products                           610        773
      Total operating income                   9,412      8,716
    Corporate expense                         (6,584)    (3,036)
    Non-segment interest income                   16        119
    Interest expense                          (4,215)    (4,049)
      Earnings (loss) before income taxes    $(1,371)   $ 1,750


 Revenues for the three-month period ended March 31, 1994 increased $.7 million from $74.4 million to $75.1 million, compared with the corresponding period in the prior year. The slight increase in the three-month comparison is primarily the result of increasing revenue in the Airbag Royalties segment and the Steel Operations, offset by decreased revenue in the Government Products and Services segment due to scheduled price reductions under certain extended range munitions contracts and the timing of completion and shipments under other contracts. The pretax loss for the three months ended March 31, 1994 was $1.4 million compared with $1.8 million pretax earnings in the first three months of the previous year. The loss in the first quarter of 1994 includes a $4.5 million provision for litigation costs related to resolution of claims in connection with the airbag royalties being received from the licensee. Net income was $2.6 million for the first quarter of 1994, which reflects a tax benefit resulting from reversal of state income tax accruals of $5.6 million, pursuant to a retroactive change in tax laws in the State of Arizona.

Earnings from both the Airbag Royalty segment and the Industrial
 Products segment improved compared with the prior year.
 Royalties in the Airbag Royalty segment increased by $2.2 million from $1.7 million in the first three months of 1993 to $3.9 million for the first three months of 1994, while earnings from the Industrial segment improved $.2 million. Earnings from the Government Products and Services segment and the Specialty Products segment for the first three months of 1994, when compared with the first three months of 1993, were $1.5 million and $.2 million lower, respectively.

 The gross profit percentage, excluding airbag royalties, of 22.8%, for the three months ended March 31, 1994 was down from the gross profit percentage of 24.0% for the comparable period in 1993. The decrease from the prior year is due to the mix of contracts.

   Government Products and Services. Revenue and earnings in the first quarter of 1994 decreased $3.2 million and $1.5 million, respectively, when compared with the same period in the prior year. These decreases are primarily due to a scheduled pricing reduction under the extended range munitions program following the recovery of the Company's investment in a new production facility, and also due to the timing of completion and shipments under other contracts. Revenue and earnings from the Company's architectural and engineering services company are approximately equal to the comparable period in the prior year.

   Airbag Royalties. Revenue from airbag royalties increased from $1.7 million in the first three months of 1993 to $3.9 million in the first three months of 1994. This increase was due to an increase in airbags manufactured and sold. (Also see "Other Matters" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations)

   Industrial Products. In the first three months of 1994 Industrial Products sales and earnings increased $3.1 million and $.2 million, respectively, when compared with the first three months of 1993. Increases in sales resulted from improvement in orders for stainless steel bars and rods and increased demand for ceramic insulators products due to harsh winter weather conditions and improved market share. The improvement in earnings resulted from the sales increases and cost reduction and streamlining efforts at the Company's steel and ceramic insulator operations. These increases partially were offset by lower welder products sales and earnings.

   Specialty Products. During the first three months of 1994, sales for the Specialty Products segment decreased 19.7%, from $7.2 million to $5.8 million, while earnings decreased slightly from $.8 million to $.6 million, when compared with the same period in 1993. The decrease in sales and earnings when compared to the prior year is a result of the timing of sales, which are expected to improve during the remainder of 1994.

  Other. Interest expense in the first three months of 1994 increased to $4.2 million, from $4.0 million in the comparable period in 1993, mainly due to a major portion of the Company's debt being refinanced from variable rates to higher fixed rates. Corporate overhead increased from $3.0 million to $6.6 million over the comparable period in 1993 due to a $4.5 million provision for litigation costs related to resolution of claims in connection with airbag royalties being received from the licensee. Income tax benefit for the first three months of 1994 was $4.0 million compared to a tax provision of $1.0 million in the comparable period in 1993. The net income tax benefit in 1994 is the result of a favorable state tax legislation which resulted in a $5.6 million reversal of taxes previously accrued.



 Financial Condition, Liquidity and Capital Resources

 At March 31, 1994, the Company had $4.0 million in cash and cash equivalents and net working capital of $70.1 million. Cash flow from operating activities for the three months ended March 31, 1994 was $8.5 million, generally the result of the Company's successful efforts toward collection of trade receivables. Cash generated from operations during the first three months of 1993 was $1.1 million. Cash used for investing activities during the three months ended March 31, 1994 was $.9 million for capital expenditures. Cash used in financing activities of $10.1 million reflects a reduction in debt from cash generated from operations and from cash available at the beginning of the year.

 The Company, along with its parent, Talley Industries, Inc. ("Talley"), in October 1993, completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of senior discount debentures due 2005, issued by Talley to yield 12.25% and $115 million of senior notes due 2003, with an interest rate of 10.75% issued by the Company, which was newly formed to hold the stock of all the operating subsidiaries of Talley (except for the subsidiaries holding Talley's real estate operations). In connection with this refinancing, the Company obtained a secured credit facility with institutional lenders, of which approximately $48 million was initially borrowed in connection with the refinancing discussed above. Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40 million and a five-year $20 million term loan facility. At March 31, 1994 availability under the facility, based primarily on inventory and receivable levels, was $54.6 million, of which $36.8 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

The proceeds from the offerings described above and the initial borrowings under the secured credit facility refinanced substantially all of the debt of the Company and Talley. The Company anticipates that the new capital structure will support the long-term growth of its core businesses and permit the implementation of its strategy to use the portion of airbag royalties retained by the Company (after certain permitted distributions to Talley) and other available cash flow to reduce its total indebtedness.

 The Company is permitted (and intends) to distribute cash to its parent, Talley, for specified purposes and under certain other circumstances. These distributions will be made using funds available from operations and the secured credit facility. The payments include (but are not limited to) certain airbag royalties in excess of $10 million in any year (or in excess of such greater amount as would be required for the Company to meet a specified fixed charge coverage ratio) which will be used to redeem the Senior Discount Debentures issued by Talley and an annual distribution of up to $1.3 million ($1.7 million for the period from the issue date of the new indebtedness through December 31, 1994) for a period of five years to fund certain carrying and other costs associated with Talley's real estate operations. The Company may also redeem $8.0 million in preferred stock of the Company purchased by Talley from proceeds of the recent refinancing. In addition, the Company is a party to a cost sharing agreement and a tax sharing agreement which will require the Company to reimburse Talley for certain ongoing general and administrative expenses and to make certain tax payments to Talley.

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


 Other Matters

 As more fully explained in the Commitments and Contingencies note to the December 31, 1993 Consolidated Financial Statements, litigation between the Company and TRW, Inc. (TRW), the buyer of the Company's airbag business and licensee of the Company's technology related thereto, has been pending since 1989. In mid-February 1994 TRW filed a new declaratory judgment action asserting claims already made in the existing action and further claiming the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and a $26.5 million one-time payment that TRW sent to the Company was valid, entitling it to terminate that airbag royalty and obtain a paid up license to use the Company's airbag technology. On March 1, the Company answered TRW's complaint and also filed counterclaims alleging that TRW had wrongfully terminated the license agreement, had intentionally interfered with Talley's business relationships and had failed to exert reasonable efforts to exploit the exclusive license granted to TRW by the Company.

 On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994. The Company expects a ruling from the Court on this Motion in the near future. Without regard to how the Court rules on the Motion, the Company intends to ask the Court for an early hearing on the merits of TRW's attempted termination of royalty payments. The Company believes that a final hearing will show that TRW's claims are without merit and that the Court will enter a final Order confirming the Company's right to continue receiving royalty payments.

                       PART II - OTHER INFORMATION


 Item 1.  Legal Proceedings

 As more fully explained in the Commitments and Contingencies note to the December 31, 1993 Consolidated Financial Statements, litigation between the Company and TRW, Inc. (TRW), the buyer of the Company's airbag business and licensee of the Company's technology related thereto, has been pending since 1989. In mid-February 1994 TRW filed a new declaratory judgment action asserting claims already made in the existing action and further claiming the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and a $26.5 million one-time payment that TRW sent to the Company was valid, entitling it to terminate that airbag royalty and obtain a paid up license to use the Company's airbag technology. On March 1, the Company answered TRW's complaint and also filed counterclaims alleging that TRW had wrongfully terminated the license agreement, had intentionally interfered with Talley's business relationships and had failed to exert reasonable efforts to exploit the exclusive license granted to TRW by the Company.

 On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994. The Company expects a ruling from the Court on this Motion in the near future. Without regard to how the Court rules on the Motion, the Company intends to ask the Court for an early hearing on the merits of TRW's attempted termination of royalty payments. The Company believes that a final hearing will show that TRW's claims are without merit and that the Court will enter a final Order confirming the Company's right to continue receiving royalty payments.



 Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:   None

 (b)  Reports on Form 8-K:

        There were no reports on Form 8-K filed for the three months ended March 31, 1994.

                               SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TALLEY MANUFACTURING AND
                                     TECHNOLOGY, INC.
                                     (Registrant)






 Date:    May 12, 1994            By Kenneth May
                                     Kenneth May
                                     Vice President, Controller
                                     Principal Accounting
                                     Officer





 Date:    May 12, 1994            By Mark S. Dickerson
                                     Mark S. Dickerson
                                     Vice President, General
                                     Counsel and Secretary