Form 10-Q
period 1994-06-30
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1994-08-10
CIK 909783

                                 Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1994

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

                                                     Outstanding at
Class of Common Stock                                June 30, 1994
   $1.00 par value                                      1,000

* The Company has only been subject to filing requirements since registration effective date of October 15, 1993.

                TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                                  INDEX




                                                        Page No.

 Part I  Financial Information


  Consolidated Balance Sheet -
    June 30, 1994 and December 31, 1993                    1

  Consolidated Statement of Earnings -
    Three Months and Six Months Ended
    June 30, 1994 and 1993                                 2

  Consolidated Statement of Cash Flows -
    Six Months Ended June 30, 1994 and 1993                3

  Consolidated Statement of Changes in Stockholder's
    Equity - Six Months Ended June 30, 1994 and 1993       4

  Notes to Consolidated Financial Statements              5-6

  Management's Discussion and Analysis                    7-11





 Part II  Other Information


  Legal Proceedings                                        12

  Exhibits and Reports on Form 8-K                         12

  Signatures                                               13

                       PART I - FINANCIAL INFORMATION

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                         Consolidated Balance Sheet
                                 (thousands)



                                              June 30,   December 31,
                                                1994         1993
ASSETS
  Cash and cash equivalents                 $  2,202      $  6,417
  Accounts receivable, net of allowance
    for doubtful accounts of $1,153,000
    at June 30, 1994 and $1,091,000
    at December 31, 1993                      53,097        60,376
  Inventories, net                            66,847        64,808
  Deferred income taxes                        1,300           900
  Prepaid expenses                            12,260         9,367
    Current assets                           135,706       141,868

  Long-term receivables                        9,579         7,093
  Property, plant and equipment, net          47,334        49,489
  Intangibles                                 43,943        44,928
  Other assets                                 8,325         8,465
    Total assets                            $244,887      $251,843


LIABILITIES AND STOCKHOLDER'S EQUITY
  Current maturities of long-term debt      $  3,542      $  2,176
  Accounts payable                            23,345        23,095
  Accrued expenses                            31,210        31,652
  U.S. & foreign income taxes                    430          -
     Current liabilities                      58,527        56,923

  Long-term debt                             149,312       160,002
  Deferred income taxes                        7,115        12,320
  Other liabilities                            4,307         4,196
  Stockholder's equity:
    Preferred stock, $1 par value,
      authorized 100 shares:
        Series A, issued 8 shares                  -             -
    Common stock, $1 par value,
      authorized 1,000 shares                      1             1
  Capital in excess of par                    18,354        15,753
  Foreign currency translation                  (657)         (370)
  Retained earnings                            7,928         3,018
    Total stockholder's equity                25,626        18,402

      Total liabilities & stockholder's
        equity                              $244,887      $251,843


The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                    Consolidated Statement of Earnings
                   (thousands, except per share amounts)





                          Three Months         Six Months
                             Ended                Ended
                            June 30,             June 30,
                         1994      1993       1994      1993

Sales                  $57,808   $66,708    $113,424  $124,212
Services                15,403    15,622      30,924    30,741
Royalties                4,872     2,895       8,851     4,689
                        78,083    85,225     153,199   159,642


Cost of sales           43,450    50,660      84,819    92,909
Cost of services        13,410    13,363      26,933    26,387
Selling, general,
  and administrative
  expenses              13,204    14,134      30,460    27,599
                        70,064    78,157     142,212   146,895

                         8,019     7,068      10,987    12,747

Other income, net          526        20         402       140
                         8,545     7,088      11,389    12,887

Interest expense        (4,379)   (3,905)     (8,594)   (7,954)
Earnings (loss)
  before income taxes    4,166     3,183       2,795     4,933
Income tax benefit
  (provision)           (1,849)   (1,523)      2,115    (2,480)
      Net earnings     $ 2,317   $ 1,660    $  4,910  $  2,453




The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                   Consolidated Statement of Cash Flows
                                (thousands)


                                              Six Months Ended
                                                  June 30,
                                               1994       1993
Cash and cash equivalents at beginning
  of period                                  $ 6,417    $10,118

Cash flows from operating activities:
  Net earnings                                 4,910      2,453
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes          (5,605)      (349)
     Depreciation and amortization             4,946      5,163
     Gain on sale of property and
       equipment                                  (5)      (182)
     Other                                       811      2,517
  Changes in assets and liabilities,
    net of effects from acquired businesses:
      (Increase) decrease in accounts
         receivable                            4,793     (7,454)
      (Increase) decrease in inventories      (2,039)     6,562
      Increase in prepaids                    (2,893)    (4,042)
      Decrease in accounts payable               250      1,259
      Increase (decrease) in accrued expenses    258     (1,817)
      Increase in U.S. & foreign income taxes    430        -
      Other, net                                (709)       629
       Cash flows from operating activities    5,147      4,739

Cash flows from investing activities:
  Purchases of property and equipment         (1,984)    (1,861)
  Proceeds from sale of property and
    equipment                                     45        309
   Cash flows from investing activities       (1,939)    (1,552)

Cash flows from financing activities:
  Decrease in investment by Parent              -        (4,696)
  Increase in investment by Parent             2,601      3,577
  Repayment of long term-debt               (193,228)   (61,100)
  Proceeds from new long-term debt           183,204     54,306
   Cash flows from financing activities       (7,423)    (7,913)

Net decrease in cash and cash equivalents     (4,215)    (4,726)

Total cash and cash equivalents at June 30,  $ 2,202    $ 5,392








The accompanying notes are an integral part of the financial statements.

                             TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                     Consolidated Statement of Changes in Stockholder's Equity
                          For the Six Months Ended June 30, 1994 and 1993
                                            (thousands)



                                                                Capital in
                                          Preferred  Common     Excess of    Retained
                                            Stock     Stock     Par Value    Earnings
BALANCE AT DECEMBER 31, 1992              $   -      $  -        $10,948     $  -

Net earnings                                                       2,453
Amounts from Parent                                               (1,119)
Decrease in guaranteed debt of ESOP                                  168

BALANCE AT JUNE 30, 1993                  $   -      $  -        $12,450     $  -


BALANCE AT DECEMBER 31, 1993              $   -      $     1     $15,753     $ 3,018

Net earnings                                                                   4,910
Contribution from Parent                                           2,601

BALANCE AT JUNE 30, 1994                  $   -      $     1     $18,354     $ 7,928






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

The financial statements of the Company have been prepared using the historical amounts included in the Talley and subsidiaries consolidated financial statements giving effect to the reorganization described above. Although the Subsidiary Guarantors guaranteed the Senior Notes, separate financial statements of the Subsidiary Guarantors are not included because the Subsidiary Guarantors are jointly and severally liable with the Company under the Senior Notes, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis, and separate financial statements and other disclosures concerning the Subsidiary Guarantors would not be material to investors. In addition, with the exception of the net assets of the real estate operations and certain debt and related interest expense, the consolidated financial statements of Talley are substantially identical to those of the Company.

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and December 31, 1993 and the results of operations for the six-month periods ended June 30, 1994 and 1993, and cash flows and changes in stockholder's equity for the six-month periods ended June 30, 1994 and 1993.
Such results, however, may not be indicative of the results for the full year.


Note 2 - Inventories

Inventories are summarized as follows (in thousands):

                                     June 30,      December 31,
                                      1994             1993

   Raw materials and supplies       $13,084          $10,293
   Work-in-process                   10,059            9,584
   Finished goods                    26,457           26,470
   Inventories applicable to
     government contracts            17,247           18,461
                                    $66,847          $64,808


Note 3 - Earnings Per Share

The Company is a wholly owned subsidiary of Talley; accordingly, earnings per share information is not presented.


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

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations


The following table summarizes the Company's consolidated revenue and earnings (loss), by segment for the periods shown:


                              Three Months      Six Months
                                 Ended             Ended
(Dollars in Thousands)          June 30,          June 30,
                             1994     1993     1994      1993
REVENUES:

 Government Products
   and Services            $35,454  $48,280  $ 71,712  $ 87,706
 Airbag Royalty              3,909    1,934     7,805     3,656
 Industrial Products        30,835   27,912    60,035    54,001
 Specialty Products          7,885    7,099    13,647    14,279
                           $78,083  $85,225  $153,199  $159,642

OPERATING INCOME:

 Government Products
   and Services            $ 3,231  $ 5,909  $  7,417  $ 11,593
 Airbag Royalty              3,909    1,934     7,805     3,656
 Industrial Products         2,323      827     3,043     1,364
 Specialty Products            992    1,040     1,602     1,813
   Total operating income   10,455    9,710    19,867    18,426
 Corporate expense          (1,943)  (2,693)   (8,527)   (5,729)
 Non-segment interest
   income                       33       71        49       190
 Interest expense           (4,379)  (3,905)   (8,594)   (7,954)
   Earnings (loss) before
     income taxes          $ 4,166  $ 3,183  $  2,795  $  4,933


 Revenues for the six-month period ended June 30, 1994 decreased $6.4 million from $159.6 million to $153.2 million, compared with the corresponding period in the prior year. The decrease in the six-month comparison is primarily the result of decreased revenue in the Government Products and Services segment due to scheduled price reductions under certain extended range munitions contracts and the timing of completion and shipments under other contracts, offset by increasing revenue in the Airbag Royalties segment and the Steel Operations in the Industrial Products segment. The pretax earnings for the six months ended June 30, 1994 was $2.8 million compared with $4.9 million pretax earnings in the first six months of the previous year. The earnings in the first half of 1994 includes a $4.5 million provision for litigation costs related to resolution of claims in connection with the airbag royalties being received from the licensee, partially offset by a $1.0 million pretax gain on reversion of surplus funds from two previously terminated pension plans. Net earnings for the six months ended June 30, 1994 was $4.9 million, which reflects a tax benefit resulting from reversal of state income tax accruals of $5.6 million, pursuant to a retroactive change in tax laws in the State of Arizona.

 Earnings from both the Airbag Royalty segment and the Industrial Products segment improved compared with the prior year.
 Royalties in the Airbag Royalty segment increased by $4.1 million from $3.7 million in the first six months of 1993 to $7.8 million for the first six months of 1994, while earnings from the Industrial Products segment improved $1.7 million. Earnings from the Government Products and Services segment and the Specialty Products segment for the first six months of 1994, when compared with the first six months of 1993, were $4.2 million and $.2 million lower, respectively.

 The gross profit percentage, excluding airbag royalties, of 22.6%, for the six months ended June 30, 1994 was down slightly from the gross profit percentage of 23.0% for the comparable period in 1993. The decrease from the prior year is primarily due to the mix of contracts.

   Government Products and Services. Revenue and earnings in the first half of 1994 decreased $16.0 million and $4.2 million, respectively, when compared with the same period in the prior year. These decreases are primarily due to a scheduled pricing reduction under the extended range munitions program following the recovery of the Company's investment in a new production facility, and also due to the timing of completion and shipments under other contracts. Revenue and earnings from the Company's architectural and engineering services company are approximately equal to the comparable period in the prior year.

   Airbag Royalties. Revenue from airbag royalties increased from $3.7 million in the first six months of 1993 to $7.8 million in the first six months of 1994. The increased royalty is the result of the recovering automobile and light truck industry and increasing airbag implementation rates. (Also see "Other Matters" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations)

  Industrial Products. In the first six months of 1994 Industrial Products sales and earnings increased $6.0 million and $1.7 million, respectively, when compared with the first six months of 1993. Increases in sales resulted from improvement in orders for stainless steel bars and rods and increased demand for ceramic insulator products due to harsh winter weather conditions and improved market share. The improvement in earnings resulted from the sales increases and cost reduction and streamlining efforts at the Company's steel and ceramic insulator operations. These increases partially were offset by lower welder products sales and earnings.

   Specialty Products. During the first six months of 1994, sales for the Specialty Products segment decreased 4.4%, from $14.3 million to $13.6 million, while earnings decreased slightly from $1.8 million to $1.6 million, when compared with the same period in 1993. The decrease in sales and earnings when compared with the prior year is a result of the timing of sales, which are expected to improve during the remainder of 1994.

   Other. Interest expense in the first six months of 1994 increased to $8.6 million, from $8.0 million in the comparable period in 1993, mainly due to a major portion of the Company's debt being refinanced from variable rates to higher fixed rates. Corporate overhead increased from $5.7 million to $8.5 million over the comparable period in 1993 due primarily to a $4.5 million provision for litigation costs related to resolution of claims in connection with airbag royalties being received from the licensee. Income tax benefit for the first six months of 1994 was $2.1 million compared to a tax provision of $2.5 million in the comparable period in 1993. The tax benefit in 1994 is primarily the result of a favorable state tax legislation which resulted in a $5.6 million reversal of state income taxes previously accrued.

 Financial Condition, Liquidity and Capital Resources

 At June 30, 1994, the Company had $2.2 million in cash and cash equivalents and net working capital of $77.2 million. Cash flow from operating activities for the six months ended June 30, 1994 was $5.1 million, generally the result of the Company's successful efforts toward collection of trade receivables, offset in part by increases in inventories and prepaid expenses. Cash generated from operations during the first six months of 1993 was $5.1 million. Cash used for investing activities during the six months ended June 30, 1994 was $1.9 million, substantially all for capital expenditures. Cash used in financing activities of $7.4 million reflects a reduction in debt from cash generated from operations and from cash available at the beginning of the year.

 The Company, along with its parent, Talley, in October 1993, completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of senior discount debentures due 2005, issued by Talley to yield 12.25% and $115 million of senior notes due 2003, with an interest rate of 10.75% issued by the Company, which was newly formed to hold the stock of all the operating subsidiaries of Talley (except for the subsidiaries holding Talley's real estate operations). In connection with this refinancing, the Company obtained a secured credit facility with institutional lenders, of which approximately $48 million was initially borrowed in connection with the refinancing discussed above. Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40 million and a five-year $20 million term loan facility. At June 30, 1994 availability under the facility, based primarily on inventory and receivable levels, was approximately $54 million, of which approximately $37 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

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

 The Company believes that the combination of cash flow from operations, funds available under the credit facility described above (or any successor facility) and increasing revenue from airbag royalties (to the extent retained by the Company as described above) will provide sufficient liquidity to meet its working capital, debt service and other capital requirements and to meet its other ongoing business needs.


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

 On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 23, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. The Company believes that a final hearing will show that TRW's claims are without merit and that the Court will enter a final Order confirming the Company's right to continue receiving royalty payments.

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

 On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 23, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. The Company believes that a final hearing will show that TRW's claims are without merit and that the Court will enter a final Order confirming the Company's right to continue receiving royalty payments.

 Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

      10.1*     First Amendment to Loan and Security Agreement
                 by and among Talley Manufacturing and
                 Technology, Inc. and Transamerica Business
                 Credit Corporation, as agent.

      10.2*     Second Amendment to Loan and Security Agreement
                 by and among Talley Manufacturing and
                 Technology, Inc. and Transamerica Business
                 Credit Corporation, as agent.

 *   Documents marked with an asterisk are filed with this report.

 (b)  Reports on Form 8-K:

        There were no reports on Form 8-K filed for the three months ended June 30, 1994.

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



                                     TALLEY MANUFACTURING AND
                                     TECHNOLOGY, INC.
                                     (Registrant)






 Date:   August 9, 1994           By Kenneth May
                                     Kenneth May
                                     Vice President, Controller
                                     Principal Accounting
                                     Officer





 Date:   August 9, 1994           By Mark S. Dickerson
                                     Mark S. Dickerson
                                     Vice President, General
                                     Counsel and Secretary