Form 10-Q
period 1994-09-30
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1994-11-07
CIK 909783

                                 Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1994

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

      YES[ X ]                                      NO[   ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
Class of Common Stock                              September 30, 1994
   $1.00 par value                                      1,000

                TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                                  INDEX





                                                                 Page No.

 Part I  Financial Information


  Consolidated Balance Sheet -
    September 30, 1994 and December 31, 1993                        1

  Consolidated Statement of Earnings -
    Three Months and Nine Months Ended
    September 30, 1994 and 1993                                     2

  Consolidated Statement of Cash Flows -
    Nine Months Ended September 30, 1994 and 1993                   3

  Consolidated Statement of Changes in Stockholder's
    Equity - Nine Months Ended September 30, 1994
      and 1993                                                      4

  Notes to Consolidated Financial Statements                       5-7

  Management's Discussion and Analysis                             8-12





 Part II  Other Information


  Legal Proceedings                                                13

  Exhibits and Reports on Form 8-K                                 14

  Signatures                                                       15

                       PART I - FINANCIAL INFORMATION

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                         Consolidated Balance Sheet
                                 (thousands)



                                           September 30,  December 31,
                                                1994       1993
ASSETS
  Cash and cash equivalents                 $  2,484      $  6,417
  Accounts receivable, net of allowance
    for doubtful accounts of $1,212,000
    at September 30, 1994 and $1,091,000
    at December 31, 1993                      48,161        60,376
  Inventories, net                            66,139        64,808
  Deferred income taxes                        1,000           900
  Prepaid expenses                            10,087         9,367
    Current assets                           127,871       141,868

  Long-term receivables                       10,506         7,093
  Property, plant and equipment, net          46,417        49,489
  Intangibles                                 46,864        44,928
  Other assets                                 7,364         8,465
    Total assets                            $239,022      $251,843


LIABILITIES AND STOCKHOLDER'S EQUITY
  Current maturities of long-term debt      $  3,545      $  2,176
  Accounts payable                            24,740        23,095
  Accrued expenses                            30,274        31,652
  U.S. & foreign income taxes                    540          -
     Current liabilities                      59,099        56,923

  Long-term debt                             138,312       160,002
  Deferred income taxes                        6,819        12,320
  Other liabilities                            4,284         4,196
  Stockholder's equity:
    Preferred stock, $1 par value,
      authorized 100 shares:
        Series A, issued 8 shares                  -             -
    Common stock, $1 par value,
      authorized 1,000 shares                      1             1
  Capital in excess of par                    20,032        15,753
  Foreign currency translation                  (440)         (370)
  Retained earnings                           10,915         3,018
    Total stockholder's equity                30,508        18,402

      Total liabilities & stockholder's
        equity                              $239,022      $251,843


The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                    Consolidated Statement of Earnings
                   (thousands, except per share amounts)





                          Three Months         Nine Months
                             Ended                Ended
                          September 30,       September 30,
                         1994      1993       1994      1993

Sales                  $61,300   $63,372    $174,724  $187,584
Services                14,459    16,284      45,383    47,025
Royalties                4,284     2,098      13,135     6,787
                        80,043    81,754     233,242   241,396


Cost of sales           43,673    45,505     128,492   138,414
Cost of services        12,677    14,170      39,610    40,557
Selling, general,
  and administrative
  expenses              14,702    16,211      45,162    43,810
                        71,052    75,886     213,264   222,781
                         8,991     5,868      19,978    18,615

Other income (expenses),
  net                      149      (109)        551        31

Interest expense        (4,294)   (3,874)    (12,888)  (11,828)
Earnings (loss)
  before income taxes    4,846     1,885       7,641     6,818
Income tax benefit
  (provision)           (1,859)   (1,082)        256    (3,562)
      Net earnings     $ 2,987   $   803    $  7,897  $  3,256















The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                   Consolidated Statement of Cash Flows
                                (thousands)


                                             Nine Months Ended
                                               September 30,
                                               1994       1993
Cash and cash equivalents at beginning
  of period                                  $ 6,417    $10,118

Cash flows from operating activities:
  Net earnings                                 7,897      3,256
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes          (5,601)      (353)
     Depreciation and amortization             7,318      7,534
     Gain on sale of property and
       equipment                                (127)      (174)
     Other                                     1,813      1,374
  Changes in assets and liabilities,
    net of effects from acquired businesses:
      (Increase) decrease in accounts
         receivable                            9,603     (6,428)
      (Increase) decrease in inventories        (163)     4,649
      Increase in prepaids                      (720)    (2,227)
      Increase (decrease) in accounts payable  1,645     (1,311)
      Increase (decrease) in accrued expenses   (678)     7,383
      Increase in U.S. & foreign income taxes    540      1,138
      Other, net                                (963)    (1,395)
      Cash flows from operating activities    20,564     13,446

Cash flows from investing activities:
  Proceeds from sale of subsidiary                 -      2,756
  Purchase of assets of acquired business     (5,425)       -
  Purchases of property and equipment         (2,532)    (3,406)
  Proceeds from sale of property and
    equipment                                    202        334
   Cash flows from investing activities       (7,755)      (316)

Cash flows from financing activities:
  Decrease in investment by Parent                 -     (7,376)
  Increase in investment by Parent             4,279      3,367
  Repayment of long term-debt               (294,225)   (93,176)
  Proceeds from new long-term debt           273,204     81,732
   Cash flows from financing activities      (16,742)   (15,453)

Net decrease in cash and cash equivalents     (3,933)    (2,323)
Total cash and cash equivalents at
  September 30,                              $ 2,484    $ 7,795





The accompanying notes are an integral part of the financial statements.


                             TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                     Consolidated Statement of Changes in Stockholder's Equity
                       For the Nine Months Ended September 30, 1994 and 1993
                                            (thousands)




                                                                Capital in
                                          Preferred  Common     Excess of    Retained
                                            Stock     Stock     Par Value    Earnings
BALANCE AT DECEMBER 31, 1992              $   -      $  -        $10,948     $  -

Net earnings                                                       3,256
Amounts to Parent                                                   (978)
Issuance of 1,000 shares                                   1
Decrease in guaranteed debt of ESOP                                  251

BALANCE AT SEPTEMBER 30, 1993             $   -      $     1     $13,477     $  -


BALANCE AT DECEMBER 31, 1993              $   -      $     1     $15,753     $ 3,018

Net earnings                                                                   7,897
Contribution from Parent                                           4,279

BALANCE AT SEPTEMBER 30, 1994             $   -      $     1     $20,032     $10,915





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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993 and the results of operations for the three-month and nine-month periods ended September 30, 1994 and 1993, and cash flows and changes in stockholder's equity for the nine-month periods ended September 30, 1994 and 1993. Such results, however, may not be indicative of the results for the full year.


Note 2 - Inventories

Inventories are summarized as follows (in thousands):

                                  September 30,    December 31,
                                      1994             1993

   Raw materials and supplies       $12,301          $10,293
   Work-in-process                    9,612            9,584
   Finished goods                    27,437           26,470
   Inventories applicable to
     government contracts            16,789           18,461
                                    $66,139          $64,808


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

Note 5 - Business Acquisition

In July 1994, a subsidiary of the Company acquired certain assets of the Ball and Socket Manufacturing Company, Inc., a manufacturer of metal buttons. The purchase price was approximately $5.4 million, including liabilities assumed of $2.8 million and 323,232 shares of Talley Common stock scheduled for issuance two years after closing.



Note 6 - State Income Taxes

Pursuant to recent legislation passed in the State of Arizona regarding the rules for filing consolidated state income tax returns, the Company has reversed $5.6 million of state income tax accruals to reflect the change in the law. The new law is retroactive to the beginning of 1986. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters" concerning state income tax liability for years prior to 1986.)

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations


The following table summarizes the Company's consolidated revenue and earnings (loss), by segment for the periods shown:


                             Three Months        Nine Months
                                Ended               Ended
(Dollars in Thousands)      September 30,       September 30,
                            1994     1993      1994      1993
REVENUES:
 Government Products
   and Services           $33,909  $43,940   $105,621  $131,646
 Airbag Royalty             4,168    2,111     11,973     5,767
 Industrial Products       33,825   28,085     93,860    82,086
 Specialty Products         8,141    7,618     21,788    21,897
                          $80,043  $81,754   $233,242  $241,396

OPERATING INCOME:
 Government Products
   and Services           $ 4,662  $ 6,575   $ 12,079  $ 18,168
 Airbag Royalty             4,168    2,111     11,973     5,767
 Industrial Products        2,079      993      5,122     2,357
 Specialty Products           942    1,103      2,544     2,916
   Total operating income  11,851   10,782     31,718    29,208
 Corporate expense         (2,711)  (5,110)   (11,238)  (10,839)
 Non-segment interest
   income                       -       87         49       277
 Interest expense          (4,294)  (3,874)   (12,888)  (11,828)
   Earnings (loss) before
     income taxes         $ 4,846  $ 1,885   $  7,641  $  6,818


 Revenues for the nine-month period ended September 30, 1994 decreased $8.2 million from $241.4 million to $233.2 million, compared with the corresponding period in the prior year. The decrease in the nine-month comparison is primarily the result of decreased revenue in the Government Products and Services segment due to scheduled price reductions under certain extended range munitions contracts and the timing of completion and shipments under other contracts, offset by increasing revenue in the Airbag Royalties segment and the Steel Operations in the Industrial Products segment. The pretax earnings for the nine months ended September 30, 1994 was $7.6 million compared with $6.8 million pretax earnings in the first nine months of the previous year. The earnings in the first nine months of 1994 includes a $4.5 million provision for litigation costs related to resolution of claims in connection with the airbag royalties being received from the licensee, partially offset by a $1.0 million pretax gain on reversion of surplus funds from two previously terminated pension plans. Net earnings for the nine months ended September 30, 1994 was $7.9 million, which reflects a tax benefit resulting from reversal of state income tax accruals of $5.6 million, pursuant to a retroactive change in tax laws in the State of Arizona.

 Earnings from both the Airbag Royalty segment and the Industrial Products segment improved compared with the prior year.
 Royalties in the Airbag Royalty segment increased by $6.2 million from $5.8 million in the first nine months of 1993 to $12 million for the first nine months of 1994, while earnings from the Industrial Products segment improved $2.8 million. Earnings from the Government Products and Services segment and the Specialty Products segment for the first nine months of 1994, when compared with the first nine months of 1993, were lower by $6.1 million and $.4 million, respectively.

 The gross profit percentage, excluding airbag and other royalties, of 23.6% for the nine months ended September 30, 1994 was down slightly from the gross percentage of 24% for the comparable period for 1993. The decrease from the prior year is primarily due to the mix of contracts.

   Government Products and Services. Revenue and earnings in the first nine months of 1994 decreased $26 million and $6.1 million, respectively, when compared with the same period in the prior year. These decreases are primarily due to a scheduled pricing reduction under the extended range munitions program following the recovery of the Company's investment in a new production facility, and also due to the timing of completion and shipments under other contracts.

   Airbag Royalties. Revenue from airbag royalties increased from $5.8 million in the first nine months of 1993 to $12 million in the first nine months of 1994. The increased royalty is the result of the recovering automobile and light truck industry and increasing airbag implementation rates. (Also see "Other Matters" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations)

  Industrial Products. In the first nine months of 1994 Industrial Products sales and earnings increased $11.8 million and $2.8 million, respectively, when compared with the first nine months of 1993. Increases in sales and earnings resulted from improvement in orders for stainless steel bars and rods and increased demand for ceramic insulator products due to increased construction activity and improved market share. These increases partially were offset by lower welder products sales and earnings.

   Specialty Products. During the first nine months of 1994, sales for the Specialty Products segment decreased slightly, from $21.9 million to $21.8 million, while earnings decreased from $2.9 million to $2.5 million, when compared with the same period in 1993. The decrease in sales and earnings when compared with the prior year is primarily a result of a decrease in demand for certain consumer products.

 Other. Interest expense in the first nine months of 1994 increased to $12.9 million, from $11.8 million in the comparable period in 1993, mainly due to a major portion of the Company's debt being refinanced from variable rates to higher fixed rates. Corporate overhead increased from $10.8 million to $11.2 million over the comparable period in 1993. While the Corporate overhead expenses are comparable in the two periods, the amounts are above normal levels due to a provision for litigation costs in 1994 of $4.5 million related to resolution of claims in connection with airbag royalties being received from the licensee and due to increases in period costs associated with the Company's refinancing efforts in 1993. Income tax benefit for the first nine months of 1994 was $.3 million compared to a tax provision of $3.6 million in the comparable period in 1993. The tax benefit in 1994 is primarily the result of a favorable state tax legislation which resulted in a $5.6 million reversal of state income taxes previously accrued.

 Financial Condition, Liquidity and Capital Resources

 At September 30, 1994, the Company had $2.5 million in cash and cash equivalents and net working capital of $68.8 million. Cash flow from operating activities for the nine months ended September 30, 1994 was $20.6 million, generally the result of the Company's successful efforts toward collection of trade receivables, offset in part by increases in inventories and prepaid expenses. The receivable balance at September 30, 1994 is down from the balance at December 31, 1993 and more in line with historical levels after collections were received on major contracts. Cash generated from operations during the first nine months of 1993 was $13.4 million. Cash used for investing activities during the nine months ended September 30, 1994 was $7.8 million, of which $5.4 was for the purchase of assets of the Ball and Socket Manufacturing company, and the balance was for capital expenditures. Cash used in financing activities of $16.7 million reflects a reduction in debt from cash generated from operations and from cash available at the beginning of the year.

 The Company, along with its parent, Talley, in October 1993, completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of senior discount debentures due 2005, issued by Talley to yield 12.25% and $115 million of senior notes due 2003, with an interest rate of 10.75% issued by the Company, which was newly formed to hold the stock of all the operating subsidiaries of Talley (except for the subsidiaries holding Talley's real estate operations). In connection with this refinancing, the Company obtained a secured credit facility with institutional lenders, of which approximately $48 million was initially borrowed in connection with the refinancing discussed above. Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40 million and a five-year $20 million term loan facility. At September 30, 1994 availability under the facility, based primarily on inventory and receivable levels, was approximately $49.0 million, of which approximately $29.0 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

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

 On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 23, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. On August 25, 1994 the Court refused TRW's motion to suspend the injunction. A trial in this matter is currently scheduled to commence in March 1995. The Company believes that a final hearing will show that TRW's claims are without merit and that the Court will enter a final Order confirming the Company's right to continue receiving royalty payments. Therefore no losses are anticipated under the above described action.

 In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled Talley to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983. The Company has filed a petition for review with the Arizona Supreme Court. The Company believes the appellate court erred in its decision, but cannot assess the likelihood of the Arizona Supreme Court granting the petition for review. The Company anticipates that the Supreme Court will rule on the petition for review in approximately six months and if the petition is granted, the Supreme Court will require an additional 18 months to rule on the issues. If the appellate court decision stands, the Company would be liable for approximately $1.2 million in taxes and interest for 1983. If the Company is unsuccessful in its attempts to have the Arizona Supreme Court overturn the appellate court decision related to the 1983 fiscal year, the Company intends to vigorously litigate the Arizona Department of Revenue tax and interest assessments totalling approximately $5.0 million for 1984 and 1985 periods, and the Company does not anticipate a final resolution of the 1984 and 1985 these periods for several a number of years. Legislation adopted earlier this year in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or the financial position of the Company.

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

 On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 23, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. On August 25, 1994 the Court refused TRW's motion to suspend the injunction. A trial in this matter is currently scheduled to commence in March 1995. The Company believes that a final hearing will show that TRW's claims are without merit and that the Court will enter a final Order confirming the Company's right to continue receiving royalty payments. Therefore no losses are anticipated under the above described action.

 In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled Talley to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983. The Company has filed a petition for review with the Arizona Supreme Court. The Company believes the appellate court erred in its decision, but cannot assess the likelihood of the Arizona Supreme Court granting the petition for review. The Company anticipates that the Supreme Court will rule on the petition for review in approximately six months and if the petition is granted, the Supreme Court will require an additional 18 months to rule on the issues. If the appellate court decision stands, the Company would be liable for approximately $1.2 million in taxes and interest for 1983. If the Company is unsuccessful in its attempts to have the Arizona Supreme Court overturn the appellate court decision related to the 1983 fiscal year, the Company intends to vigorously litigate the Arizona Department of Revenue tax and interest assessments totalling approximately $5.0 million for 1984 and 1985 periods. The Company does not anticipate a final resolution of the 1984 and 1985 periods for a number of years. Legislation adopted earlier this year in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or the financial position of the Company.



 Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

        27*    Financial Data Schedule for Talley Manufacturing
                and Technology, Inc. - September 30, 1994.


  * Documents marked with an asterisk are filed with this report.


 (b)  Reports on Form 8-K:

        There were no reports on Form 8-K filed for the three months ended September 30, 1994.

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



                                     TALLEY MANUFACTURING AND
                                     TECHNOLOGY, INC.
                                     (Registrant)






 Date:  November 4, 1994          By Kenneth May
                                     Kenneth May
                                     Vice President, Controller
                                     Principal Accounting
                                     Officer





 Date:  November 4, 1994          By Mark S. Dickerson
                                     Mark S. Dickerson
                                     Vice President, General
                                     Counsel and Secretary