Form 10-K
period 1994-12-31
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1995-03-01
CIK 909783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended December 31, 1994
                                    OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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


Table of Contents

                                                              Page
Part I

  Item 1.  Business

            (a) Developments since January 1, 1994            I-1
            (b) Financial Information About Industry
                  Segments                                    I-1
            (c) Narrative Description of Business             I-2
            (d) Financial Information about Foreign and
                  Domestic Operations and Export Sales       I-25
            (e) Executive Officers of the Registrant         I-25

  Item 2.  Properties                                        I-25

  Item 3.  Legal Proceedings                                 I-27

  Item 4.  Submission of Matters to a Vote of
             Security Holders                                I-27

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

 Item 12.  Security Ownership of Certain Beneficial
             Owners and Management                          III-1

 Item 13.  Certain Relationships and Related Transactions   III-1


Part IV

 Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                             IV-1


           Signatures                                        IV-2

                                  PART I



Item 1.  Business.

(a)  Developments since January 1, 1994.

   In July 1994, a subsidiary of the Company acquired certain assets of a company that manufactured metal buttons. The purchase price was approximately $5.7 million, including cash of $2,100,000, 323,232 shares of the Company's Common stock scheduled for issuance two years after closing and certain liabilities assumed and acquisition costs incurred.
(b)  Financial Information about Industry Segments.
   A segment description along with tables showing sales and operating income for each of the last five years, and identifiable assets for each of the last three years attributable to each of the Company's four business segments in continuing operations, including the year ended December 31, 1994, are incorporated by reference to the material appearing in the Notes to Consolidated Financial Statements on pages F-16 through F-36 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report. For an additional discussion of segment operations, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-2 through F-10 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.

(c)  Narrative Description of Business.
General
   In July 1993, Talley Manufacturing and Technology, Inc. ("the Company", or "Talley Manufacturing"), a wholly owned subsidiary of Talley Industries, Inc., ("Talley") was formed with the issuance of 1,000 shares of common stock. The formation of the Company was in connection with an offering, in October, 1993, of Senior Notes by the Company and Senior Discount Debentures by Talley. Concurrently with the issuance of these securities, Talley contributed the capital stock of its operating subsidiaries (other than its real estate operations) to the Company, which also assumed a substantial portion of Talley's indebtedness and liabilities. At the same time, the Company entered into a new credit facility with certain institutional lenders. The Senior Notes were guaranteed by substantially all of the Company's subsidiaries. For an additional discussion see "Basis of Presentation" on page F-16 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.
   The Company is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW, Inc. ("TRW") which provides the Company with a quarterly royalty payment through April 30, 2001 for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The Company's Industrial Products segment manufactures and distributes stainless steel products, high-voltage ceramic insulators used in power transmission and distribution systems, and specialized welding equipment and systems. The Company's Specialty Products segment manufactures and sells aerosol insecticides, air fresheners and sanitizers for the commercial and agricultural markets, and custom designed metal buttons for military and commercial uniforms and fashion apparel.
(1)  Government Products and Services Segment.
   The Company's Government Products and Services segment provides a wide range of products and services for government programs. The vast majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or improve performance. Products manufactured by the Company which have significant replacement requirements include items having finite shelf lives, such as propellants for pilot ejection seats, as well as products regularly consumed in training and combat situations. Many of the Company's existing products and its new product development efforts are focused on mobile, tactical and "smart" military weapons and systems. The Company provides a broad range of architectural and engineering design consulting services for the U.S. Navy, commercial clients and shipyards, and has most recently been expanding its design services into the environmental protection market.

Solid Propellant Devices and Related Products
   A majority of the products manufactured by the Company's Government Products and Services segment are based upon the Company's core technologies and expertise in the design and manufacture of propellants and related products. Propellants are solid fuels which, when ignited, produce a specified thrust or volume of gas for a designated period. The Company's propellant products are typically custom designs developed by the Company in response to customers' technical requirements and specifications.
   The following sets forth a brief summary of several of the solid propellant devices and related products manufactured by the
Company:
   o Pilot Ejection Systems. The Company manufactures ejection seats and related propellant devices for aircraft ejection systems in high performance military aircraft. The Company also manufactures escape systems for a number of foreign aircraft.
   o Rocket Motors. The Company manufactures a wide range of rocket motors and rocket catapults. These products include booster rockets for decoy missiles, as well as for unmanned vehicles. The Company also manufactures rocket catapults and rocket motors for its aircraft escape systems.
   o Gas Generators. The Company manufactures a broad range of solid propellant gas generators. These products provide pneumatic power for guidance and control systems, hydraulic systems, and safe and arming devices on a wide range of missile systems.

   o Extended Range Munitions Components. The Company's extended range munitions components utilize propellant technologies to dramatically extend the range of U.S. artillery. The
     Company's base burner assembly utilizes a solid propellant to provide a thrust or rocket assist to extend the range of new howitzer artillery.
   o Dispersion Systems. The Company pioneered the use of airbag technologies for modern munitions delivery systems. The
     Company's dispersion systems utilize airbag assemblies to eject submunitions (i.e., small bombs or missiles) from missile systems.
   o Weapons Systems.  These weapon systems include the M72 E-
     Series light anti-armor weapon for the U.S. Navy and a light-weight disposable version of a U.S. Marine Corps shoulder-launched weapon system for the U.S. Army. The Company has also contracted with the U.S. Army to develop new warhead and launcher technology for the next generation of shoulder-launched weapon systems.
   o Ejector Racks. These ejection racks enable helicopter pilots to discard munitions, missiles or extra fuel in emergency situations.
   o Countermeasure Systems. The Company manufactures several training and combat countermeasure systems for naval, aircraft and submarine applications. Countermeasure systems are designed to divert incoming weapons from their targets.

   o Insensitive Munitions. The Company is currently developing new propellant products which are being qualified to meet certain rigorous safety requirements. These munitions are generally insensitive to shock, puncture, and high temperature and pressure.
   o Electro Explosive Devices ("EED"). Electro-explosive devices manufactured by the Company include rocket motor igniters, explosive bolts and separation nuts and booster cartridges, as well as initiators for these and other components.
High Reliability Electronic Products
   The Company designs and manufactures specialized electronic display and monitoring devices, electromechanical instruments and components, and high performance cable assemblies which are used by the aerospace and defense industries. The Company's products are designed to perform at a high level of reliability, conform to tight tolerance specifications and withstand harsh operating environments. The following sets forth a brief summary of the primary electronic products manufactured by the Company:
o Air Traffic Control Systems. The Company has supplied electronic displays to the Federal Aviation Administration ("FAA") for over 20 years for use in certain air traffic control applications, and is currently the sole supplier of video mapper systems to the FAA. The Company's proprietary video mappers superimpose accurate, high resolution electronic map images, including ground topography and weather, onto radar screens which are used by both commercial and military air traffic controllers to coordinate the position of aircraft.

o Airborne Flight Data Recorders. The Company is the sole manufacturer of flight data recorders that are used on military aircraft. These flight data recorders are used to evaluate training simulations and record flight information, and are designed to maintain data integrity in the event of a crash.
o Safe and Arming Devices. The Company manufactures electronic and electromechanical devices which are used to safely control, arm and fire warheads on torpedoes and missiles. These products are designed to meet a high standard for safety requirements.
o Indicators. The Company is a producer of elapsed time indicators, event counters and fault indicators, with a significant share of the domestic aerospace market. The Company's indicator products are capable of functioning with a high degree of accuracy and are built to withstand the harsh operating environment present in aerospace applications.
o Interconnect Products. The Company also designs, manufactures and sells high quality interconnect products and accessories for military, aerospace and commercial marketplaces. These products include high voltage silicone wire and cable, multi-pin high and low voltage connector and cable assembly interconnection systems, and triax and coax high voltage connections and cable assemblies. The major applications for these products include medical equipment, radar and CRT displays, electronic countermeasure systems and power supplies.

Naval Architecture and Marine Engineering Services
   The Company's naval architecture and marine engineering
business provides a broad range of consulting services for the U.S. Navy, as well as for commercial clients and shipyards. The Company's naval design and engineering business has provided services for over 35 years and possesses domestic and international experience in all phases of the design process for military and commercial ships. These services include initial feasibility and conceptual studies, contract design, and detail design and engineering for new and retrofitted ships. The Company also provides the engineering services necessary to physically integrate combat systems and electronics into Navy ships and provides program management and logistics support services to the Navy and commercial customers. The Company has been expanding its design services into the environmental protection market, and has been successful in obtaining a prime contract in support of the U.S. Navy's Hazardous Material Afloat program. The Company maintains separate segments to meet the different technical, performance and administrative needs of its customers.
   Direct contracts with the U.S. Navy currently account for a majority of the Company's naval architecture and marine engineering revenue, with an additional revenue attributable to subcontracts under Navy contracts. The remaining revenues are derived from commercial shipyards or industrial customers for ship and other
marine design services.   The majority of the Company's contracts
with the U.S. Navy are cost plus a fixed fee. Under these contracts, the Company is reimbursed for its actual costs plus a percentage fee based on the estimated costs in the original contract.
   The demand for design services for the U.S. Navy is largely driven by the number of new ship classes being developed or older classes being retrofitted, versus the actual number of ships within a class being built or operated. The majority of engineering and detail design costs are incurred with the introduction of a new class of ship or the retrofit of one or more ships of an existing class.
Marketing
   The Company markets its government products and services directly to the Department of Defense, other U.S. government departments and agencies, and other contractors. The Company's marketing strategy focuses on those contracts and programs which are likely to be emphasized in the current defense environment and for which the Company has a competitive advantage in technology and expertise.
   The Company's technical sales personnel are strategically located across the country for easy access to its customers. The Company also uses independent sales agents to market its products to various foreign governments and to sell its electronic component products. In addition, the Company enters into joint marketing agreements with foreign manufacturers to provide access to markets not available direct to the Company.

Competition
   Competition for the Company's government products and services varies widely. The markets for several of the Company's products and services are highly competitive, and many of the Company's competitors have greater financial resources than the Company. However, the Company also competes in a variety of small niche markets. Production of the products within these markets frequently requires government certification, which can be costly
and time-consuming to obtain.   Once a contract has been awarded,
the relatively small size of these markets often discourages additional suppliers from obtaining certification. Within these markets the Company is frequently a sole supplier, and therefore faces little or no competition.
   A wide variety of industrial companies compete with the Company in the market for propellant devices, with particularly intense competition in the markets for gas generators and dispersion systems.
   The market for the Company's electronics components products is highly competitive. Competition is particularly intense among Texas Instruments, IBM and Raytheon for air traffic control equipment. The Company is the sole supplier of data acquisition and display systems for the B-1, B-2, T-45 and F-4 military aircraft, but there is significant competition for other applications. The Company believes that it shares the market for aerospace elapsed time indicators, fault indicators and events counters primarily with one competitor, Airpax, a North

American Phillips company. The Company believes that its safe and arming devices compete with companies such as KDI, Motorola, Quantic and Magnavox.
   The Company believes that its market for naval architectural and marine engineering services is served by the Company and a small number of other major firms including M. Rosenblatt & Son, Inc., Gibbs & Cox, Inc., Advanced Marine Enterprises, Incorporated, George G. Sharp, Inc. and CDI Marine Company. These companies actively compete with each other, and to a lesser extent with smaller design firms, for U.S. Navy programs, foreign contracts and subcontracts with private shipyards.
Government Contract Matters
   Substantially all of the Company's government defense contracts are fixed-price contracts except for the Company's naval architecture and marine engineering contracts which are generally cost reimbursable. Although the Company's fixed-price contracts generally permit the Company to retain unexpected profits if costs are less than projected, the Company bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on a particular contract. From time to time the Company accepts fixed-price contracts for products that have not been previously developed. In such cases, the Company is subject to the risk of delays and cost over-runs. Under U.S. Government regulations, certain costs, including financing and interest costs and foreign marketing expenses, are not allowable. The U.S. Government also regulates the methods under which costs are allocated to Government contracts. With respect to U.S. Government contracts that are obtained pursuant to an open bid process and therefore result in a firm fixed price, the Government has no right to renegotiate any profits earned thereunder. In Government contracts where the price is negotiated at a fixed price rather than on a cost-plus basis, as long as the financial and pricing information supplied to the Government is current, accurate and complete, the Government has no right to renegotiate any profits earned thereunder. However, if the Government later conducts an audit of the contractor and determines that such data was inaccurate, or incomplete or not current, the Government may initiate an action to recover the amount of any significantly overstated costs plus applicable profit or fee and interest. If the submission of inaccurate, incomplete or not current data was knowingly made, then the Government may seek to recover an additional penalty equal to the amount of the overstated costs; and if the submission was willful or intentional the Government may seek additional penalties and damages.
   U.S. Government contracts are, by their terms, subject to termination by the Government either for its convenience or for default by the contractor. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the Government. If the termination is for convenience, fixed-price contracts provide for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit
on its  incurred  performance  costs.   However, if a fixed-price
contract termination is for default, (i) the contractor is paid such amount as may be agreed upon for completed and partially completed products and services accepted by the Government, (ii) the Government is not liable for the contractor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts and (iii) the contractor may be liable for excess costs incurred by the Government in procuring undelivered products and services from another source. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the government.
   Companies supplying defense-related products and services to the U.S. Government are subject to certain additional business risks unique to that industry. These risks include: the ability of the Government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of certain procurement laws or regulations; procurements which are dependent upon appropriated funds by the Government; changes in the Government's procurement policies (such as a greater emphasis on competitive procurements or cancellation of programs due to budgetary changes); the possibility of inadvertent Government disclosure of a contractor's proprietary information to third parties; and the possible need to bid on programs in advance of design completion. A reduction in expenditures by the Government for the Company's products and services, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to the Company, incomplete, inaccurate or non-current data allegations, terminations or cancellations of programs, or substantial cost over-runs could have an adverse effect on the Company's results of operations.
Backlog
   The backlog of firm orders in the Government Products and Services segment amounted to approximately $97 million at December 31, 1994, $128 million at December 31, 1993 and $143 million at December 31, 1992. The backlog in 1991 and 1992 included a major non-recurring program for extended range munitions. The Company estimates that approximately $84 million of the orders outstanding at December 31, 1994 will be delivered by December 31, 1995.
(2)  Airbag Royalties Segment.
   As an outgrowth of the research and development efforts in its core propellant businesses, the Company was a pioneer in the development of the automotive airbag. Airbags supplied by the Company were installed by General Motors in approximately 12,000 automobiles during the 1970's and were the first airbags installed in any significant number of automobiles. While the Company's program with General Motors was successful, low market awareness and acceptance prevented the airbag from attaining wide-spread popularity for a number of years. During this period, the Company continued to develop and refine its airbag technology, while establishing relationships with certain U.S. and foreign automakers and suppliers. As demand for airbags increased in the

1980's, the Company's technology, manufacturing expertise and strong customer relationships made it a leading supplier of automobile airbags, and the Company designed and constructed a highly automated production facility that began producing airbags in volume during 1988. In 1989, the Company sold its automotive airbag business to TRW, in part because TRW's offer involved not only an attractive cash price for the business, but also an opportunity to participate in the future growth of the industry. This participation comes through a unique royalty agreement under which royalties are payable both on TRW's worldwide airbag sales and on its competitors' airbags installed in vehicles manufactured or sold in North America.
   At the closing of the 1989 sale of TRW, the Company received $97.8 million in cash and entered into the 12-year Airbag Royalty Agreement. The Airbag Royalty Agreement requires TRW to pay the Company quarterly royalties through April 30, 2001 (the "Airbag Royalty") based upon the following formula: (i) $1.14 for each airbag "unit" (inflator plus one or more components) manufactured and sold by TRW worldwide (the per-unit amount increases by $.01 on May 1 of each year); (ii) 75% of the per-unit amount for each inflator manufactured and sold separately by TRW worldwide; and
(iii) $0.55 for each airbag unit supplied by any other airbag manufacturer and installed in any vehicle manufactured or sold in North America.  The Company will receive the Airbag
Royalty for any airbag using a gas-generating composition; the higher royalty amount for TRW airbags applies regardless of whether the specific technology used is that which was originally licensed by the Company to TRW. The Company also is entitled to receive royalties from TRW for technology licenses and similar arrangements under which TRW makes its airbag technology available to third parties. Royalties to the Company from such arrangements have not been significant to date.
   The terms of the Airbag Royalty Agreement allow the Company to participate in the rapidly expanding market for airbags. A continued increase in the use of dual vehicle airbags is expected as a consequence of several factors, including: (i) government legislation mandating the use of dual airbags in all cars, light trucks, sport utility vehicles and vans sold in the U.S. on a phased-in basis; (ii) increasing consumer demand as a result of the demonstrated effectiveness of airbags at saving lives and preventing serious injury, and the convenience of airbags as compared with automatic seatbelts; and (iii) the decreasing price of airbags as competition and production volumes increase. The U.S. government has passed legislation mandating that airbags be installed as standard equipment according to the following schedule: (i) 95% of 1997 model year cars (100% of 1998 models) are to be equipped with driver and passenger side airbags for the front seat, and (ii) 80% of 1998 model-year light trucks, vans and sport utility vehicles (100% of 1999 models) are to be equipped with driver and passenger side airbags for the front seat. (Also reference Notes to Consolidated Financial Statements appearing under the heading Commitments and Contingencies on page F-27 to F-29 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.)
(3)  Industrial Products Segment.
   The Company's Industrial Products segment operates in three product areas: stainless steel, high-voltage ceramic insulators and other specialized industrial products. Demand for the Company's products is directly related to the level of general economic activity and therefore has been positively impacted most recently by an improved national economy and increased construction activity. The Company's operations are technologically advanced and its products are highly competitive in terms of quality, brand recognition and price. The Company's stainless steel mini-mill utilizes modern computer automation, strict quality controls, and strong engineering and technical capabilities to maintain its position as a low cost, high quality producer of stainless bar and rod products.
Stainless Steel
   The Company operates a modern stainless steel mini-mill which purchases stainless steel billets and converts them into a variety of sizes of hot rolled and cold finished bar and rod. The facility utilizes computer automation and quality control processes that have resulted in a high standard of product quality, service and deliveries. Located in South Carolina, the mini-mill has relatively low labor and power costs and is situated close to major north-south and east-west interstate highways. The Company recently installed three annealing furnaces, shot blasting and pickling facilities and cold-drawing capabilities, which have broadened the product range, shortened lead times, improved product quality and lowered costs. Prior to these enhancements, the Company either subcontracted these processes out to other converters or was not able to meet customers' custom finishing requests. The Company sells its products to a number of steel distributors, including a distributor which is owned by the Company, and to a lesser extent to industrial end-users. The Company-owned distributor sells stainless steel sheet, angle and plate, and also provide certain cutting, grinding and boring services. The Company's distributor, which resells approximately 20% of the mini-mill's production currently, has five distribution depots located in South Carolina, New Jersey, Pennsylvania, Illinois and Texas. The Company also owns a Canadian distributor, which sells principally flat stainless steel products (not produced by the mini-mill). This distributor has locations in Ontario and Quebec.
High-Voltage Ceramic Insulators
   The Company's high-voltage ceramic insulator business manufactures and sells electrical insulators and related items for use in power transmission and distribution systems, principally to electric utilities, municipalities and other government units, as well as to electrical contractors and original equipment
manufacturers.   High-voltage  ceramic insulators  are required to
perform with high levels of reliability and typically require product certification from electric utilities to be used for new or replacement applications. Demand for these products is influenced by the level of economic activity, particularly housing starts, with a fairly stable minimum demand level due to normal replacement and repair cycles.
   The Company's primary customers include original equipment manufacturers as well as many of the major utilities throughout the U.S. and the world.
Other Specialized Industrial Products
   The Company designs, manufactures and sells specialized advanced-technology welding equipment and systems, power supply systems and humidistats, and also provides contract assembly and manufacturing for original equipment manufacturers. The Company's welding equipment and systems are highly-engineered and advanced technologically, and the Company holds over 30 patents for these products. The Company's product lines include patented welding systems which can be remotely controlled for use in radioactive and other contaminated environments. These products are sold to the utility, pipeline, shipbuilding, aerospace and specialty construction industries.
   The power supply systems manufactured by the Company are principally low-wattage systems and are sold to original equipment manufacturers in the telecommunications, medical, computer and other industrial markets. The power supply market is highly competitive, with more than 500 manufacturers in the U.S.

   The Company also manufactures and sells humidistats.
Humidistats are used to regulate humidity levels and are principally sold to home appliance manufacturers.
Marketing
   The Company markets its industrial products to domestic and foreign business organizations and government entities. These organizations vary in size, complexity and purchasing structures. The Company's sales and marketing efforts use a combination of direct sales, independent distributors and original equipment manufacturers arrangements.
Competition
   The Company's Industrial Products businesses are highly competitive, with competition typically based on price, quality, delivery time, engineering expertise and customer service. The Company's competitors include major domestic and international companies, many of which have financial, technical, marketing, manufacturing, distribution and other resources substantially greater than those of the Company, as well as smaller competitors which focus on specific market niches.
Backlog
   The backlog of firm orders in the Industrial Products segment totalled approximately $34 million at December 31, 1994, $19 million at December 31, 1993 and $12 million at December 31, 1992. The Company estimates that substantially all of the orders outstanding at December 31, 1994 will be delivered by December 31,
1995.   Increases  are  attributed  to general improvement in the
economy, a major steel mill competitor exiting the market and an increase in demand from new and current customers.
(4)  Specialty Products Segment.
   The Company's Specialty Products segment is focused on two primary markets: insect and odor control for the industrial maintenance supply, pest control and agricultural markets, and custom designed metal buttons for the military and commercial uniform and fashion markets.
Insect and Odor Control
   The Company offers a complete line of insecticides, air fresheners and sanitizers for sale through distributors to the industrial maintenance supply, pest control and agricultural
markets.   The  Company's insecticide  products are sold under the
Q-Mist and CBM trademarks to agricultural and pest control distributors, respectively, who sell to pest control professionals. The Company's insecticide formulations focus on using natural active ingredients including pyrethrin (derived from the chrysanthemum flower), boric acid and sassafras. The Company offers a complete line of insecticides to control the most common crawling and flying insects. The insecticides are mixed and packaged at the Company's Louisiana manufacturing plant and formulated into aerosol, liquid and powder form.
   Air freshening and sanitizing products are formulated and packaged for specific air freshening and sanitizing situations, which vary based on room size, type of odor to be treated, and desired fragrance. In addition, the products are designed for one of four different delivery methods: (i) metered, automatic aerosols for areas up to 6,000 cubic feet, (ii) fan delivered solids for areas up to 1,500 cubic feet, (iii) manual aerosols for immediate air freshening and (iv) passive solids for small enclosed areas.
   In addition to manufacturing odor and insect control formulations, the Company also manufactures and sells metered and fan driven dispensers for these products. Metered dispensers utilize a timing mechanism to deliver aerosol spray at programmable time intervals. Fan driven dispensers utilize battery operated fans to distribute the scent of selected air fresheners.
Custom Metal Buttons
   The Company designs and manufactures a wide range of custom metal buttons for the military and commercial uniform and upscale fashion markets. The Company also produces insignias, cuff links, money clips, tie bars and other accessories as a complement to its
button products.   The buttons are individually stamped from custom
designed hand carved steel dies.
   The use of hand carved steel dies and a brass stamping process allow the Company to produce button designs with extremely fine detail and high resolution. The Company custom designs and produces metal buttons for the U.S. military based on detailed military specifications.
   The Company has seen the volume of military sales decline in recent years as a result of reductions in military personnel. Management expects future modest reductions in military button sales as military force reductions continue. Military sales currently account for less than 20% of the Company's button revenues. The market for commercial uniform buttons includes local police, fire departments and other civil servants. The Company continues to increase its presence in the fashion apparel market by working with apparel manufacturers on custom button designs for their manufactured garments.
Marketing
   The Company utilizes several hundred independent distributors to market its insect and odor control products to the various pest control and sanitary supply companies that service the industrial maintenance supply and commercial pest control industry. The agricultural market is served by over 100 independent agricultural products distributors. The Company has a three person marketing staff which is responsible for working with and overseeing the distributors who carry its products.
   The Company's button business maintains a three person sales force which is responsible for obtaining new and maintaining existing customer relationships. Individual sales representatives are focused on the military commercial uniform market the fashion apparel markets and the men's accessories market. The Company's advertising for its Specialty Products businesses is limited to product brochures and ads in various trade publications. Competition
   Competitors for the Company's pest and odor control products consist of numerous small companies as well as divisions of large corporations. Because pest and odor control is a broad market, competitors include a range of chemical, manufacturing and pet care companies. Competition for pest control products is based on product efficiency, quality, price and the ability to offer a broad range of product formulations.
   Competitors for the Company's custom button business consist principally of two companies, both of which are similar in size to the Company's button operations. The Company maintains the strongest position in the military and commercial uniform market. Both of the Company's competitors maintain an equal presence with the Company in the fashion markets.
Backlog
   The backlog of firm orders in the Specialty Products segment totalled approximately $1.4 million at December 31, 1994, $1.4 million at December 31, 1993 and $2.5 million at December 31, 1992. The Company estimates that substantially all of the orders outstanding at December 31, 1994 will be delivered by December 31, 1995.
(5) Other General information.
   Research and Development. During the years ended December 31, 1994, 1993 and 1992, the Company's consolidated expenditures for Company-sponsored research and development activities were approximately $4.3 million, $3.1 million and $3.9 million,
respectively.   For  the  same  reporting  periods,  customer-
sponsored research and development expenditures were $8.2 million, $11.6 million and $2.4 million, respectively.
   Environmental Protection. The Company does not anticipate that compliance with various laws and regulations relating to the protection of the environment will have any material effect upon its capital expenditures, earnings or competitive position. (Also see Item 3 "Legal Proceedings" and "Commitments and Contingencies" note to the consolidated financial statements, included in a separate section of this report).
   Employees. As of December 31, 1994, the Company had 2,413 employees, approximately 16% of whom are represented by unions.
   Proprietary Rights. Various of the Company's businesses are dependent in part upon unpatented know-how and technologies, including the solid propellent businesses. While various patents, trademarks and tradenames are held by the Company and are used in its businesses, none is critical to any segment, and the Company's business is not dependent upon them to a material extent.
(d) Financial Information about Foreign and Domestic Operations and Export Sales.

   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Segment Operations" on pages F-32 through F-37 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.
(e)  Executive Officers of the Registrant.
   Reference is hereby made to the information contained in Item 10(b) of this Form 10-K.
Item 2.  Properties.
   The Company's operations are conducted at a number of manufacturing and assembly facilities of various sizes and a number of warehouse, office and sales facilities located in 21 states in the United States, as well as warehouse, office and sales facilities in Canada and the Netherlands. The principal facilities of the Government Products and Services segment include over 934,000 square feet of manufacturing and assembly facilities, and related warehouse, office and sales facilities. The principal manufacturing and assembly facilities for this segment are located in Mesa, Arizona; Phoenix, Arizona; Rolling Meadows, Illinois; and Toledo, Ohio. The majority of these facilities are owned by the Company. The Company owns the plants and equipment at two of the Arizona facilities, and leases the underlying land from the State of Arizona under long-term leases of 10 years and 40 years. The Company's naval architectural and engineering services are provided out of several offices, with the major ones located in New York, New York; Arlington, Virginia; Newport News, Virginia; Ocean Springs, Mississippi; and Pascagoula, Mississippi, all of which are leased.
   Facilities used by the Industrial Products segment include over 817,000 square feet of manufacturing and assembly plants and related office, warehouse and sales space, located in Davidson, North Carolina; Carey, Ohio; Knoxville, Tennessee; Hartsville, South Carolina; and sales and warehouse facilities in New Brunswick, New Jersey; Hermitage, Pennsylvania; Chicago, Illinois; Houston, Texas; Charlotte, North Carolina; Toronto and Montreal, Canada, and the Netherlands. The operations of the Specialty Products segment are conducted in several facilities consisting of approximately 262,000 square feet of manufacturing, warehouse, and office space in four locations: Waterbury, Connecticut; Randolph, Vermont; Biddeford, Maine; and Independence, Louisiana. All of these facilities are owned by the Company with the exception of eight Industrial Products segment sales and warehouse facilities and three Specialty Products segment warehouses which are leased.
   In total, approximately two-thirds of all the facilities (by square footage) are owned by the Company and have been pledged as collateral to secure the credit facility. The Company's facilities, which are continually added to or modernized, are generally considered to be in good condition and adequate for the business operations currently being conducted.
Item 3.  Legal Proceedings.
   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Commitments and Contingencies" on page F-27 to F-30 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.
Item 4.  Submission of Matters to a Vote of Security Holders.
   No matters were submitted to a vote of security holders during the quarter ended December 31, 1994.

                              PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

   The Company's stock is wholly owned by its parent, Talley Industries, Inc., and is not traded. Dividends can be and are made when necessary by Talley Manufacturing. Subject to restrictions by debt agreements, dividends may be declared and paid (See "Management's Discussion and Analysis" on pages F-2 through F-10 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report, for further discussion).
Item 6. Selected Financial Data.

   The information required by this item is incorporated by reference to the material under the captions "Summary of Operations" and "Selected Financial Data" on pages F-38 and F-40 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.
Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

   The information required by this item is incorporated by reference to the material on pages F-2 through F-10 of the Company's financial statements for the year ended December 31, 1994, included in a separate section of this report.
Item 8.  Financial Statements and Supplementary Data.

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

 (b)    Reports on Form 8-K

        There were no reports on Form 8-K filed for the three months ended December 31, 1994.

                            SIGNATURES



            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TALLEY MANUFACTURING AND TECHNOLOGY, INC.


                          By Mark S. Dickerson
February 28, 1995            Mark S. Dickerson
Phoenix, Arizona             Vice President, General Counsel
                             and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

William H. Mallender        Director, Chairman
William H. Mallender          of the Board
                            Principal Executive
                              Officer             February 28, 1995


Jack C. Crim                Director, President
Jack C. Crim                Chief Operating
                              Officer             February 28, 1995


Kenneth May                 Vice President,
Kenneth May                 Controller
                            Principal Accounting
                              Officer             February 28, 1995


Daniel R. Mullen            Vice President,
Daniel R. Mullen            Treasurer
                            Principal Financial
                              Officer             February 28, 1995

Neil W. Benson                 Director           February 28, 1995
Neil W. Benson



Paul L. Foster                 Director           February 28, 1995
Paul L. Foster



Townsend W. Hoopes             Director           February 28, 1995
Townsend W. Hoopes



Fred Israel                    Director           February 28, 1995
Fred Israel



John D. MacNaughton, Jr.       Director           February 28, 1995
John D. MacNaughton, Jr.



Joseph A. Orlando              Director           February 28, 1995
Joseph A. Orlando



John W. Stodder                Director           February 28, 1995
John W. Stodder



Donald J. Ulrich               Director           February 28, 1995
Donald J. Ulrich



David Victor                   Director           February 28, 1995
David Victor


Alex Stamatakis                Director           February 28, 1995
Alex Stamatakis

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

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


The following documents are filed as part of this report:

                                                        Page in
                                                        This Report
  (1)  Financial Statements:

       Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations....................................F-2
       Consolidated Statement of Operations -
         Years ended December 31, 1994, 1993
         and 1992.........................................F-11
       Consolidated Balance Sheet -
         December 31, 1994 and 1993.......................F-12
       Consolidated Statement of Changes
         in Stockholder's Equity - Years ended
         December 31, 1994, 1993 and 1992.................F-14
       Consolidated Statement of Cash Flows -
         Years ended December 31, 1994, 1993
         and 1992.........................................F-15
       Notes to Consolidated Financial Statements,
         including Summary of Segment Operations..........F-16
       Summary of Operations..............................F-38
       Report of Independent Accountants'.................F-39
       Selected Financial Data and Supplemental Data......F-40

       Financial Statement Schedules:

          I - Condensed Financial Information of
              Registrant..................................F-43

         II - Valuation and Qualifying Accounts and
              Reserves....................................F-49



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

   TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES


Management's Discussion and Analysis of Financial Condition and
Results of Operations


Introduction

  In July 1993, the Company was formed as a wholly-owned subsidiary of Talley Industries, Inc. ("Talley"). The formation was in connection with an offering of debt securities described below. Concurrently with the offering, Talley contributed the capital stock of its operating subsidiaries (other than its real estate operations) to the Company, which also assumed a substantial portion of Talley's debt and liabilities.
  Results of operations improved significantly over 1993. The expanding demand for automotive airbags has increased the Company's airbag royalties, which have been a major factor in the improved financial results. General economic improvement and operating efficiencies have benefited the Company's stainless steel production and distribution business. For the year ended December 31, 1994 the Company had net earnings of $11.2 million, an improvement over the earnings of $4.7 million in 1993. Earnings in 1994 include a tax benefit of $5.6 million, the result of favorable tax legislation and a $6.0 million provision for legal expenses in connection with litigation with TRW, Inc., the licensee under the Company's airbag royalty agreements. Interest expense increased by $.8 million due primarily to a major portion of the Company's debt being refinanced from variable rates to higher fixed rates and a general rise in rates on remaining debt with variable rates.
  Revenues in 1994 were $320.6 million, compared to $318.1 million in 1993. Improvement in revenues from the Company's steel operations of $24.1 million was offset by decreases in certain defense contract revenues. The reduction in defense contract revenue is primarily associated with the completion of certain contracts and a scheduled price reduction under the extended range munitions program, following the recovery of the Company's investment in a new production facility associated with this program.
  The gross profit percentage on sales and services (exclusive of airbag and other royalties) increased in 1994 from 23.4% in 1993 to 24.5%. The increase is primarily due to a change in the mix of defense contracts and improvement in steel pricing.
  Revenue for the year ended December 31, 1993 increased $1.5 million when compared with 1992. Improvement in revenues from the Company's steel operations of $13.7 million were offset by decreases in certain defense contract revenues. Revenue also decreased as a result of the July 1993 sale of the Company's precision potentiometer business and the May 1992 sale of the specialty advertising business. Results of operations improved significantly over 1992 with the expanding demand for automotive airbags, which increased airbag royalties $4.0 million over the 1992 royalties. Interest expense decreased $5.6 million in 1993 when compared with 1992, due primarily to a significant paydown in debt in November 1992. The gross profit percentage decreased from 25.3% in 1992 to 23.4% in 1993, a level more consistent with historical results.

 Government Products and Services

         Revenue from the Government Products and Services segment in 1994 decreased $29.2 million or 17.2% compared with 1993.
 Operating income decreased $6.2 million or 25.3%. The decrease in revenue and operating income resulted primarily from the completion of certain non-recurring contracts and a scheduled price reduction under the extended range munitions program. The July 1993 sale of the Company's precision potentiometer business also impacted results in this segment. Sales and earnings from this business in 1993, prior to the sale, were $2.3 million and $.3 million, respectively. U.S. Defense spending declined over the last several years as part of efforts to refocus national spending and reduce the federal budget deficit. The Company has experienced a reduction in some defense contract revenue and has not been fully excluded from the effects of defense budget cuts. However, management believes that its defense businesses are relatively well-positioned within their respective markets and are focused on products consistent with the current military philosophy, which emphasizes "smart", tactical weapons and lighter, more mobile fighting forces. In addition, management believes that the diversity of the Company's programs and significant sales of replacement products should reduce the impact of cutbacks in, or the elimination of, any individual program or system.
         Revenue and operating income for the year ended December 31, 1993 decreased by $12.8 million and $1.7 million, respectively, when compared with 1992. The decrease in revenue and operating income resulted primarily from a scheduled pricing reduction under the extended range munitions program, following the recovery of the Company's investment in a new production facility.

 Airbag Royalty

         Under the terms of an airbag licensing agreement executed in April 1989, the Company has the right to receive royalty payments for a period of twelve years ending April 30, 2001. Revenue from airbag royalties increased from $9.6 million in 1993 to $17.3 million in 1994. The increase is a result of the recovery in the automobile and light truck industry and increasing airbag installation rates. The timing and amount of increases in the airbag royalty stream are dependent on several factors, such as the number of vehicles manufactured or sold in the United States, the timing of U.S. car makers' compliance with legislative mandates and the market shares of the licensee (both foreign and domestic), which are beyond the control of the Company. Discontinuance of royalty payments for any reason would have an adverse impact on the Company's future earnings. (See also Commitments and Contingencies note to the consolidated financial statements.)
         Royalty income from automotive airbags increased from $5.6 million in 1992 to $9.6 million in 1993.

 Industrial Products

         The Industrial Products segment had increased revenue of $21.7 million, or 20.2%, and increased operating income of $5.0 million in 1994 when compared to 1993. The increase in revenue is primarily related to the improved demand for stainless steel bars and rods and increased demand for ceramic insulator products due to an improved national economy, increased construction activity, a reduction in the number of competitors and improved market share. Increases were attributed to rising prices and higher volume.
 These increases were partially offset by lower welding product sales and earnings, the result of a continuing low demand for welding products. In early 1995 the U.S. Commerce Department placed anti-dumping tariffs on stainless steel bars imported from certain countries, which the Company believes will aid in the continuance of the positive performance of the steel operations.
         In 1993, revenue and operating income increased $12.3 million and $2.5 million, respectively, when compared to 1992. The increases were due primarily to the improved demand for stainless steel bars and rods. Operating results also increased due to cost reduction efforts at the Company's steel and ceramic insulator operations.

 Specialty Products

         The Specialty Products segment had increased revenue and a slight decrease in operating income in 1994 when compared to 1993 of $2.4 million and $.1 million, respectively. The mid-year acquisition of a manufacturer of metal buttons was the primary reason for the sales improvement over the 1993 results, in spite of sluggish demand for certain consumer products and the loss of certain key buyers of these products. The slow down in the consumer products were not fully offset with earnings in the transition period following the acquisition.
         Revenue and operating income in 1993 decreased $4.9 million and $.1 million, respectively, over 1992, as a result of the disposition of the specialty advertising business.

 Other Matters

         In 1994, other income, net of other expenses was $.1 million, compared to a net income of $.7 million in 1993 and $.7 million in 1992. Interest income, which is one of the major components of other income, and is related to the balance in notes receivable and short-term investments, was $.1 million in 1994, $.3 million in 1993 and $1.9 million in 1992. Corporate overhead increased from $14.8 million in 1993 to $17.2 million in 1994. The amounts in 1994 and 1993 are above normal levels due to a provision for litigation costs in 1994 of $6.0 million related to resolution of claims in connection with airbag royalties being received from the licensee and due to increases in period costs associated with the Company's refinancing efforts in 1993. Corporate overhead in 1992 was $9.7 million.
         The income tax net provision for 1994 was $2.3 million compared to a net tax provision of $6.4 million in 1993. The decrease in net tax provision in 1994 is primarily the result of favorable state tax legislation in the State of Arizona, which resulted in a $5.6 million reversal of state income taxes previously accrued.
 This benefit is partially offset by other tax provisions. The effective tax rate on the earnings from operations for 1993 is higher than the United States statutory rate due to higher state income taxes, resulting from losses in states where no benefits will be realized due to regulations on carryback and carryforward provisions for such losses. The income tax provision in 1992 on pretax earnings is less than the statutory rate due to a reversal of an accrual for taxes previously accrued due to a favorable state tax ruling.

         Substantially all operations of the Company are located within the United States. The Company operates a steel distribution system in Canada which had sales in 1994 of $12.7 million or 3.9%
 of consolidated revenue and earnings before income taxes of $1.5 million, which includes a pension fund termination gain of $.7 million.
         Foreign exchange gains and losses for each of the last three years have not been material. The general lack of inflationary pressures in areas where the Company and its subsidiaries operate also limited the impact of changing prices on the Company's sales and income from operations for the three years ended December 31, 1994.

   Recently Issued Accounting Pronouncements

         In October 1994 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119 "Disclosure
 About Derivative Financial Instruments and Fair Value of Financial Instruments" effective for the Company at December 31, 1994. The Company does not presently have nor has it had any derivative type instruments since mid-1993 when a single interest rate swap agreement was terminated as described in the notes to the financial statements.
         Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

   Litigation

         As more fully explained in the Commitments and Contingencies note to the Consolidated Financial Statements, litigation between the Company and TRW Inc. (TRW) the buyer of the Company's airbag business and licensee of the Company's patented and unpatented technology related thereto, has been pending since 1989. In mid-February 1994 TRW filed a new declaratory judgment action claiming, among other things, that the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and payment that TRW sent to the Company are valid, entitling it to terminate the airbag royalty and obtain a paid up license for the Company's airbag technology.

         On March 14, 1994 the Company filed a motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments.
 A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 19, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. On
 August 24, 1994 the Court refused TRW's motion to suspend the injunction. A trial in this matter is currently scheduled to commence in April 1995. While it is not possible to predict the outcome of litigation, the Company believes that it has meritorious defenses to TRW's claims and that it will ultimately prevail. Therefore, management anticipates that the above-described action will be resolved without any material adverse impact on the results of operations, liquidity or financial position of the Company.
         In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983.  The Company has filed a petition for review with the Arizona Supreme Court. The Company believes the appellate court erred in its decision, but cannot assess the likelihood of the Arizona Supreme Court granting the petition for review. The Company anticipates that the Supreme Court will rule on the petition for review during 1995 and if the petition is granted, the Supreme Court will require an additional eighteen months to rule on the issues.  If the appellate court decision stands, the Company would be liable for approximately $1.2 million in taxes and interest for 1983. In May 1993, the Arizona Department of Revenue issued assessments with respect to calendar years 1984 through 1989 alleging that the Company owes additional Arizona income tax and interest in the amount of $16.6 million. Management's preliminary review of the assessments indicated that they were calculated on essentially the same basis used by the Department in its previous claims for income tax due with respect to its fiscal year ended
 March 31, 1983.  If the Company is unsuccessful in its attempts to have the Arizona Supreme Court overturn the appellate court decision related to the 1983 fiscal year, the Company intends to vigorously litigate the Arizona Department of Revenue tax and interest assessments totalling approximately $5.0 million for
 calendar years 1984 and 1985.   The Company does not anticipate a
 final resolution of the 1984 and 1985 periods for a number of years. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986 and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or the financial position of the Company.

   Environmental

         A subsidiary of the Company has been named as a potentially responsible party by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon
 Heights Landfill in Beacon Falls, Connecticut and has been identified as a potentially responsible party by another company in connection with the Laurel Park Landfill in Naugatuck, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to these landfills and did not send any hazardous wastes to either site.
         Two coalitions of potentially responsible parties have entered into consent decrees with the EPA to remediate these sites. Each coalition has in turn brought an action against other potentially responsible parties, including a subsidiary of the Company, to contribute to the cleanup costs. The federal court hearing these cases has either dismissed claims against the subsidiary (with respect to Beacon Heights) or denied attempts to include the subsidiary in the proceedings (with respect to Laurel Park);
 however, each coalition has indicated that it intends to appeal the court's ruling. Based upon management's review and the status of these proceedings, management believes that any reasonably anticipated losses from these claims will not result in a material adverse impact on the results of operations or the financial position of the Company.
         A subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until March 1988. No lawsuit has been filed in this matter and the Georgia Environmental Protection
 Division made a determination in 1994 that the site should not be listed on its Hazardous Site Inventory. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

 Liquidity and Capital Resources

         In October 1993, the Company and its parent Talley Industries, Inc. completed a refinancing of substantially all of their existing senior and senior subordinated debt. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due
 2005, issued by Talley Industries, Inc. to yield 12.25% and $115 million of Senior Notes due 2003, with an interest rate of 10.75% issued by the Company. In connection with this refinancing, the Company also obtained a $60.0 million secured credit facility with institutional lenders. At December 31, 1994 availability under the facility, based on inventory and receivable levels, and certain plant and equipment, was approximately $46.0 million, of which $27.3 million was borrowed.
         The proceeds from the offering and the initial borrowings under the secured credit facility were used to repay substantially all of the Company's previously outstanding debt. The Company anticipates that the new capital structure will support the long-term growth of the Company's core businesses and permit the implementation of its strategy to use proceeds received from the increasing airbag royalties and from continuing operations to reduce its total indebtedness.
         The Company is permitted (and intends) to distribute cash to its parent, for specified purposes and under certain other circumstances. These distributions will be made using funds available from operations and the secured credit facility. The payments include (but are not limited to) certain airbag royalties in excess of $10 million in any year (or in excess of such greater amount as would be required for the Company to meet a specified fixed charge coverage ratio) which will be used to redeem the Senior Discount Debentures issued by Talley and an annual distribution of up to $1.3 million ($1.7 million for the period from the issue date of the new indebtedness through December 31,
 1994) for a period of five years to fund certain carrying and other costs associated with Talley's real estate operations. The Company may also redeem preferred stock of the Company purchased by Talley from proceeds of the recent refinancing. In addition, the Company is a party to a cost sharing agreement and a tax sharing agreement which will require the Company to reimburse Talley for certain ongoing general and administrative expenses and to make certain tax payments to Talley.

         The Company believes that the combination of cash flow from operations, funds available under the credit facility described above (or any successor facility) and increasing revenue from airbag royalties (to the extent retained by the Company as described above) will provide sufficient liquidity to meet its working capital, debt service and other capital requirements and to meet its other ongoing business needs over the next five years. At December 31, 1994, the Company had $2.8 million in cash and cash equivalents and $75.1 million in working capital. During 1994 the Company generated $22.6 million of cash flow from operating activities. This amount reflects cash generated due to a decrease in accounts receivable of $2.3 million, a decrease in prepaid expenses of $1.8 million, and an increase in accounts payable and accrued expenses totalling $.4 million. Since the Company is engaged in government contracting activities, the amount of receivables may fluctuate based on the timing of contract shipments and collections on such contracts. Accordingly, the December 31, 1994 balance of receivables was lower than the 1993 balance by $4.7 million. The receivable balance at the end of 1993 was above normal levels. In 1994 the Company used $9.3 million of cash for investing activities during the year, consisting primarily of the purchase of the assets of a manufacturer of metal buttons for $5.7 million, $.3 million proceeds from sale of property and equipment, and $3.9 million in purchases of property and equipment. Cash used in financing activities of $17.0 million reflects a net reduction in debt of $19.6 million from cash generated from operations. The Company redeemed $4.0 million of preferred stock from the Company's parent and there was also an increase of $6.6 million in the investment in the Company by the parent company. Borrowings and pay downs under revolving credit facilities are also included in financing activities.

           TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES




Consolidated Statement of Operations




Years Ended December 31,              1994           1993           1992

Sales                         $242,044,000   $243,990,000   $259,973,000
Services                        59,989,000     63,270,000     52,976,000
Royalties                       18,570,000     10,868,000      6,614,000
                               320,603,000    318,128,000    319,563,000

Cost of sales                  175,880,000    180,408,000    186,832,000
Cost of services                52,314,000     54,927,000     46,980,000
Selling, general and
  administrative expenses       61,866,000     54,961,000     57,473,000
                               290,060,000    290,296,000    291,285,000

Earnings from operations        30,543,000     27,832,000     28,278,000

Other income, net                  160,000        728,000        650,000
                                30,703,000     28,560,000     28,928,000

Interest expense                17,180,000     16,364,000     21,945,000
                                17,180,000     16,364,000     21,945,000

Earnings before income taxes
  and extraordinary loss        13,523,000     12,196,000      6,983,000
Income tax provision             2,308,000      6,392,000      2,312,000

Earnings before extraordinary
  loss                          11,215,000      5,804,000      4,671,000
Extraordinary loss, net of
  income taxes                           -     (1,102,000)             -

Net earnings                    11,215,000   $  4,702,000   $  4,671,000







The accompanying notes are an integral part of the financial statements.

              TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES






Consolidated Balance Sheet


December 31,                                  1994           1993

ASSETS

Cash and cash equivalents             $  2,756,000   $  6,417,000

Accounts receivable, net of
  allowance for doubtful accounts
  of $994,000 in 1994 and
  $1,091,000 in 1993                    55,672,000     60,376,000

Inventories                             66,069,000     64,808,000

Deferred income taxes                      800,000        900,000


Prepaid expenses                         7,523,000      9,367,000

  Total current assets                 132,820,000    141,868,000


Long-term receivables, net              10,317,000      7,093,000

Property, plant and equipment,
 at cost, net of accumulated
 depreciation of $87,894,000
 in 1994 and $82,240,000 in 1993        45,920,000     49,489,000

Intangibles, at cost, net of
  accumulated amortization of
  $15,697,000 in 1994 and
  $13,883,000 in 1993                   46,288,000     44,928,000

Deferred charges and other assets        7,160,000      8,465,000


  Total assets                        $242,505,000   $251,843,000

      TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES





December 31,                                  1994          1993

LIABILITIES AND STOCKHOLDER'S EQUITY

Current maturities of long-term debt  $  3,549,000  $  2,176,000
Accounts payable                        25,560,000    23,095,000
Accrued expenses                        28,620,000    31,652,000
  Total current liabilities             57,729,000    56,923,000


Long-term debt                         139,756,000   160,002,000
Deferred income taxes                    6,655,000    12,320,000
Other liabilities                        6,488,000     4,196,000
Commitments and contingencies                    -             -

Stockholder's equity:
  Preferred stock, $1 par value,
    authorized 100 shares;
    issued:
      8 shares of Series A                       4             8
  Common stock, $1 par value,
    authorized 1,000;
    shares issued:
      1,000 shares                           1,000         1,000
  Capital in excess of par value        18,365,996    15,752,992
  Foreign currency translation
    adjustments                           (723,000)     (370,000)
  Retained earnings                     14,233,000     3,018,000
  Total stockholder's equity            31,877,000    18,402,000

  Total liabilities and stockholder's
    equity                            $242,505,000  $251,843,000








The accompanying notes are an integral part of the financial statements.

                                          TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Consolidated Statement of Changes
  in Stockholder's Equity


                                                                   Other
                                      Preferred       Common       Common      Retained
                                        Stock         Stock        Equity      Earnings
Balance at December 31, 1991         $         -   $         -  $16,776,000   $         -
  Net loss                                                        4,671,000
  Amounts from Parent                                           (10,833,000)
  Decrease in guaranteed debt of ESOP                                             334,000

Balance at December 31, 1992                   -             -   10,948,000             -
  Net earnings                                                                  4,702,000
  Amounts to Parent                                              (3,972,000)
  Issuance of 1,000 shares of
    Common stock                               -         1,000       (1,000)            -
  Issuance of 8 shares of
    Series A Preferred stock                   8             -    7,999,992             -
  Dividends                                    -             -            -    (1,684,000)
  Decrease in guaranteed debt of ESOP                                             778,000

Balance at December 31, 1993                   8         1,000   15,752,992     3,018,000
  Net earnings                                                                 11,215,000
  Amounts from Parent                                             6,613,000
  Issuance of 1,000 shares of
    Common stock

  Redemption of 4 shares of
    Series A Preferred stock                                (4)                (3,999,996)

Balance at December 31, 1994         $         4   $     1,000  $18,365,996   $14,233,000


The accompanying notes are an integral part of the financial statements.

               TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows


Years Ended December 31,                             1994           1993           1992
Cash and cash equivalents at beginning
 of year                                     $  6,417,000   $ 10,118,000   $ 46,726,000
Cash flows from operating activities:
  Earnings from continuing operations          11,215,000      4,702,000      4,671,000
  Adjustments to reconcile net income
    to cash flows from operating
    activities:
      Change in deferred income taxes          (5,565,000)     1,780,000     (3,536,000)
      Depreciation and amortization             9,542,000     10,070,000     10,565,000
      Loss (gain) on sale of property
        and equipment                            (173,000)      (191,000)       188,000
      Other                                     4,242,000      1,353,000      3,357,000
  Changes in assets and liabilities,
    net of effects from acquired
    businesses:
      (Increase) decrease in accounts
        receivable                              2,281,000     (8,386,000)    15,632,000
      (Increase) decrease in inventories          (93,000)     1,176,000      6,921,000
      (Increase) decrease in prepaid
        expenses                                1,844,000     (1,619,000)    (1,469,000)
      Increase in other assets                   (587,000)    (7,714,000)      (663,000)
      Increase in accounts payable              2,465,000      3,878,000        132,000
      Increase (decrease) in accrued
        expenses                               (2,100,000)     4,991,000     (8,028,000)
      Decrease in other liabilities              (454,000)    (2,909,000)    (1,426,000)
      Other, net                                        -     (1,693,000)             -
Cash flows from operating activities           22,617,000      5,438,000     26,344,000
Cash flows from investing activities:
      Proceeds from sale of subsidiary                  -      2,756,000      7,691,000
      Purchase of assets of acquired
        business                               (5,688,000)            -               -
      Purchases of property and
        equipment                              (3,932,000)    (5,346,000)    (4,564,000)
      Proceeds from sale of property
        and equipment                             302,000        291,000        257,000
          Cash flows from investing
            activities                         (9,318,000)    (2,299,000)     3,384,000
Cash flows from financing activities:
      Increase in investment by
        Parent company                          6,613,000     14,156,000              -
      Decrease in investment by
        Parent company                                  -    (17,351,000)   (10,833,000)
      Decrease in notes payable                         -              -       (361,000)
      Issuance of common stock                          -          1,000              -
      Issuance of preferred stock                       -      8,000,000              -
      Redemption of preferred stock            (4,000,000)             -              -
      Dividends                                         -     (1,684,000)             -
      Repayment of long-term debt            (402,127,000)  (334,890,000)  (146,094,000)
      Proceeds from new long-term debt        382,554,000    324,928,000     90,952,000
          Cash flows from financing
            activities                        (16,960,000)    (6,840,000)   (66,336,000)
Net decrease in cash and
  cash equivalents                             (3,661,000)    (3,701,000)   (36,608,000)
Total cash and cash equivalents at
  end of year                                $  2,756,000   $  6,417,000   $ 10,118,000

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

  Property and Depreciation:

   Property, plant and equipment are recorded at cost and include expenditures which substantially extend their useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred. With the exception of items being depreciated under composite lives, profit or loss on items retired or otherwise disposed of is reflected in earnings. When items being depreciated

Notes to Consolidated Financial Statements under composite lives are retired or otherwise disposed of, accumulated depreciation is charged with the asset cost and credited with any proceeds with no effect on earnings; however, abnormal dispositions of these assets are reflected in earnings.
     Depreciation of plant and equipment, other than buildings and improvements on leased land, is computed primarily by the straight-line method over the estimated useful lives of the assets.
     Depreciation of buildings on leased land and amortization of leasehold improvements and equipment are computed on the straight-line method over the shorter of the terms of the related leases or the estimated useful lives of the buildings or improvements.

  Income Taxes:

     Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes", retroactive to January 1, 1992. This pronouncement requires a Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. United States income taxes are provided on the portion of earnings remitted or expected to be remitted from foreign subsidiaries.
     The Company is included in the consolidated U.S. income tax
return of Talley Industries, Inc.   Accordingly, the provision for
income taxes is determined on a consolidated basis. The allocation of the income tax provision for the Company has been determined on a separate return basis.

  Intangibles:

     The excess cost of investments in subsidiaries over the equity in net assets at acquisition date is being amortized using the straight-line method over periods not in excess of 40 years. The majority of the Company's intangibles consist of goodwill, which is the excess of cost over tangible and identifiable intangible assets acquired. The carrying value of intangibles is evaluated periodically in relation to the operating performance and future cash flow of the underlying businesses.

Notes to Consolidated Financial Statements



Inventories

     Inventories are summarized as follows:

(balances in thousands)                       1994         1993

Raw material and supplies                 $ 11,757     $ 10,293
Work-in-process                             11,733        9,584
Finished goods                              24,616       26,470
Inventories substantially applicable to
  fixed-price government contracts in
  process, reduced by progress payments
  of $8,273,000 and $9,110,000 in 1994
  and 1993, respectively                    17,963       18,461
                                          $ 66,069     $ 64,808

Long-Term Receivables

   Long-term receivables consist of the following:

(balances in thousands)                       1994         1993

Notes receivable, including accrued
  interest and income tax refunds         $ 10,317     $ 10,554
Amounts due within one year, included
  in accounts receivable                         -       (3,461)
                                          $ 10,317     $  7,093


   Long-term receivables include an income tax receivable of $7,496,000 and one note of $2,829,000. The final maturity of the note is March 1995 with an interest rate of 9.5%; However, payment on the note is not current and collection is not expected during 1995.


Property, Plant and Equipment

   Property, plant and equipment, is summarized as follows:

(in thousands)                                1994         1993

Machinery and equipment                   $100,381     $ 97,051
Buildings and improvements                  30,814       32,059
Land                                         2,619        2,619
                                          $133,814     $131,729


   Depreciation of property, plant and equipment for continuing operations was $7,720,000, $8,271,000, and $8,634,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

Notes to Consolidated Financial Statements



Long-Term Debt

   Long-term debt consists of the following:

(balances in thousands)                       1994         1993

10-3/4% Senior Notes, due 2003            $115,000     $115,000
Notes, interest based on prime or
  other variable market rates,
  due 1998                                  17,949       20,000
Revolving credit facilities                  9,378       26,743
Capitalized leases and other                   978          435
                                           143,305      162,178
Less current maturities                      3,549        2,176

Long-term debt                            $139,756     $160,002


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

Notes to Consolidated Financial Statements

     The Senior Notes will mature on October 15, 2003 and Talley Manufacturing will be required to make mandatory sinking fund payments of $11,500,000 on October 15, in each of 2000, 2001 and 2002. Interest is payable semi-annually, commencing April 15, 1994. The secured credit facility consists of a five year revolving credit facility of up to $40,000,000, depending on inventory and receivable levels, and a five year $20,000,000 term loan facility secured by plant and equipment. The balance outstanding under the revolving credit facility at December 31, 1993 was $26,743,000. Upon the occurrence of certain specified events at any time following the third anniversary of the facility, the agent thereunder may elect to terminate the facility. The five-year term facility requires monthly amortization payments based on a seven year amortization schedule, with the balance due upon expiration in October 1998. The credit facility interest rate is prime plus one percent or an optional variable rate based on LIBOR with an additional fee of one quarter of one percent on unused amounts under the revolving facility.
     Aggregate maturities of long-term debt for the years ending December 31, 1995 through December 31, 1999, are $3,549,000, $3,567,000, $3,094,000, $18,095,000 and $-0-, respectively. Cash payments for total interest, net of amounts capitalized, during 1994, 1993 and 1992 were $16,063,000, $14,378,000 and $21,257,000, respectively. Accrued interest expense at December 31, 1994, 1993 and 1992 was $2,640,000, $2,404,000 and $3,106,000, respectively.
Total capitalized lease obligations on buildings and equipment included in long-term debt at December 31, 1994 is $313,000, of which $139,000 is due within one year.

Leases

     Rental expense (reduced by rental income from subleases of $329,000 in 1994, $340,000 in 1993 and $693,000 in 1992) amounted to $5,179,000 in 1994, $5,622,000 in 1993 and $6,641,000 in 1992.
Aggregate future minimum rental payments required under operating leases having an initial lease term in excess of one year for years ending December 31, 1995 through December 31, 1999 are $4,805,000, $3,624,000, $2,279,000, $2,149,000 and $947,000, respectively, with
$761,000 payable in future years. Minimum operating lease payments have not been reduced by future minimum sublease rentals of $450,000.

Notes to Consolidated Financial Statements

     Aggregate future minimum payments under capital leases for years ending December 31, 1995 through December 31, 1997 are $172,000, $170,000, and $18,000, respectively, with no payments in later years. Minimum capital lease payments have not been reduced by future minimum sublease rentals of $510,000. The present value of net minimum lease payments is $313,000 after deduction of $47,000, representing interest and estimated executory costs. The net book value of leased buildings and equipment under capital leases at December 31, 1994 and 1993 amounted to $213,000 and $324,000, respectively.

Employee Benefit Plans

     The Company and its subsidiaries have pension plans covering a majority of their employees. Normal retirement age is 65, but provisions are made for early retirement. For subsidiaries with defined benefit plans, benefits are generally based on years of service and salary levels. Contributions to the respective defined contribution plans are based on each participant's annual pay and age.
     Pension expense in 1994, 1993 and 1992 was $4,977,000,
$5,394,000 and $4,085,000, respectively.
     The Company generally contributes the greater of the amounts expensed or the minimum statutory funding requirements. Pension costs for continuing operations for defined benefit plans include the following components:


(in thousands)                       1994       1993       1992

Service cost-benefits earned
  during the year               $   1,377   $  1,594   $  1,251
Interest cost on projected
  benefit obligation                2,360      2,504      2,327
Actual return on assets               643     (5,712)    (3,313)
Net amortization and deferral      (3,493)     3,173        550
Net pension cost                $     887   $  1,559   $    815


    The following table sets forth the aggregate funded status of defined benefit plans at December 31, 1994 and 1993:

Notes to Consolidated Financial Statements

                                                     1994
                                          Assets Exceed  Accumulated
                                           Accumulated     Benefits
(balances in thousands)                      Benefits   Exceed Assets

Fair value of plan assets                  $ 36,474       $ 1,451
Projected benefit obligation                (30,004)       (1,641)
Projected benefit obligation
  (in excess of) or less than
  plan assets                                 6,470          (190)
Unrecognized net loss (gain)                 (7,612)         (260)
Unrecognized prior service cost                (266)            4
Unrecognized net liability                      622           413
Unfunded accumulated benefit
  obligation                                      -          (157)
Pension liability                          $   (786)      $  (190)

Accumulated benefits                       $ 27,160       $ 1,641

Vested benefits                            $ 25,535       $ 1,611



                                                     1993
                                          Assets Exceed  Accumulated
                                           Accumulated     Benefits
(balances in thousands)                      Benefits   Exceed Assets

Fair value of plan assets                  $ 39,879       $ 1,535
Projected benefit obligation                (36,524)       (1,948)
Projected benefit obligation
  (in excess of) or less than
  plan assets                                 3,355          (413)
Unrecognized net loss (gain)                 (3,826)         (143)
Unrecognized prior service cost                (279)            5
Unrecognized net liability                      725           551
Unfunded accumulated benefit
  obligation                                      -          (413)
Pension liability                          $    (25)      $  (413)

Accumulated benefits                       $ 36,524       $ 1,948

Vested benefits                            $ 30,996       $ 1,932

Notes to Consolidated Financial Statements

         The provisions of Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions," require the recognition of an additional liability and related intangible asset to the extent that accumulated benefits exceed plan assets. At December 31, 1994 and 1993 the Company's additional liabilities were $157,000 and $413,000, respectively. The Company recorded an intangible asset in the same amount.
         Assumptions used in 1994, 1993 and 1992 to determine the actuarial present value of plan benefit obligations were:

                                                   1994   1993   1992

         Assumed discount rate                     8.5%   7.0%   7.0%
         Assumed rate of compensation increase     5.0%   4.5%   5.0%
         Expected rate of return on plan assets    9.0%   9.0%   9.0%

         Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year. Assets of the Company's pension plans consist of marketable equity securities, guaranteed investment contracts and corporate and government debt securities. The total value of defined benefit plan assets exceed total vested benefits by $10,779,000.
         Effective January 1, 1984, the Company established an employee stock purchase plan for eligible U.S. employees. Each eligible employee who elects to participate may contribute 1% to 5% of his or her pretax compensation from the Company. The Company contributes an amount equal to 50% of the employee contributions. During 1991, 1992 and 1993 the Company also made discretionary contributions. Pursuant to a 1986 amendment to the Plan which gives the Administration Committee authority to direct the trustee to borrow funds to purchase Company securities, a promissory note for $2,000,000 was executed on April 17, 1989 to purchase 141,500 shares of Talley Industries, Inc. Common stock. Company contributions to the Plan were used, in part, by the Employee Stock Ownership Plan (ESOP) to make loan and interest payments. As the loan was repaid, a portion of the Common stock acquired by the Plan was allocated to each employee in amounts based on the beginning of month balances of the respective participant's accounts. Total Company contributions during 1994 and 1993 were $713,000 and $697,000, respectively. On October 22, 1993, the Company paid down the loan as part of the debt refinancing program. As a result, the Company's parent, Talley Industries, Inc. acquired the securities not allocated to the Plan. Interest expense on the amount payable by the Plan for 1994 and 1993 was $15,600 and $32,000,
 respectively.

 Notes to Consolidated Financial Statements

         Any dividends received on the shares held by the ESOP are reinvested in shares of Company stock. No dividends were received during 1994, 1993 or 1992.
         Health care and life insurance benefits are presently provided to a small number of retired employees of one of the Company's subsidiaries. The cost of retiree health care and life insurance benefits are minor in amount and are recognized as benefits are paid. The Company adopted Statement of Financial Accounting
 Standards No. 106, "Employers' Accounting for Postretirement
 Benefits Other Than Pension" in the first quarter of 1993, as required by the pronouncement. The transition obligation of approximately $1,474,000 is being amortized over a 20 year period.
 The amortization of the unrecognized transition obligation for the single subsidiary affected by the new pronouncement was $72,000 in 1994. Current service costs and interest costs for 1994 were approximately $10,000 and $99,000, respectively.


 Income Taxes

    Earnings before income taxes and the provision (credit) for income taxes consists of the following:

 (balances in thousands)            1994       1993       1992
 Earnings (loss) before income
   taxes:
   United States                $ 11,981   $ 12,193   $  7,511
   Foreign                         1,542          3       (528)
                                $ 13,523   $ 12,196   $  6,983
 Current tax expense (credit):
   United States                $  6,613   $  3,856   $  5,212
   Foreign                           731         59       (285)
   State and local                   530        581        921
                                   7,874      4,496      5,848
 Deferred tax expense (credit):
   United States                       -       (232)      (953)
   Foreign                            16          8         94
   State and local                (5,582)     2,120     (2,677)
                                   5,566      1,896     (3,536)
                                $  2,308   $  6,392   $  2,312

 Notes to Consolidated Financial Statements

    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1994 and 1993, are as follows:

 (balances in thousands)                       1994       1993
 Gross deferred tax assets:
   Net operating losses and tax
     credit carryforward                   $      -   $  1,727
   Accrued expenses                           5,015      6,794
   Other                                      1,721      1,430
   Valuation allowance for
     deferred tax assets                     (1,019)    (4,946)
   Net deferred tax asset                     5,717      5,005

 Gross deferred tax liabilities:
   Depreciation                               6,662      7,642
   Accrued expenses                           3,908      7,606
   Other                                      1,001      1,177
   Gross deferred tax liability              11,571     16,425

 Net deferred tax liabilities              $  5,854   $ 11,420


    Reasons for the differences between the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income from continuing operations are:


                                   1994        1993        1992
 Computed tax at statutory U.S.
    tax rates                   $ 4,597   $   4,147   $   2,374
 State and local taxes           (3,334)      1,781      (1,158)
 Goodwill amortization              404         376         406
 Other                              641          88         690

                                $ 2,308   $   6,392   $   2,312


    United States income taxes have not been provided on $2,000,000 of undistributed earnings of subsidiaries incorporated outside the United States, since it is the Company's intent to reinvest such earnings. Net cash receipts (payments) for income taxes during 1994, 1993 and 1992 were $(569,000), $828,000 and
 $10,491,000, respectively.

 Notes to Consolidated Financial Statements

    Pursuant to legislation passed in 1994 in the State of Arizona regarding the rules for filing consolidated state income tax returns, the Company reversed $5,600,000 of state income tax accruals to reflect the change in the law. During 1992, the Company was granted a favorable state income tax ruling and, as a result, recognized a tax benefit of $3,508,000.

 Commitments and Contingencies

   TRW Claims. Litigation between the Company and TRW Inc. ("TRW") has been pending in the United States District Court in Phoenix, Arizona since November 1989. Various claims have been asserted by TRW in this litigation, turning principally on alleged defects and misrepresentations under the Asset Purchase Agreement relating to the business and assets sold to TRW. Claims, asserted in this litigation by TRW, relating to accounting adjustments demanded by TRW and the expense of bringing the airbag plant into conformity with the warranted production capacity have previously been resolved by two arbitration proceedings. During the second quarter of 1992, an arbitration panel made its determination on the TRW's $34.0 million plant capacity claim and awarded TRW a judgment of $5.1 million, which has been paid by the Company. TRW is currently seeking pre-judgment interest (and the Company intends to oppose TRW's right to such interest) on the arbitration award for the period from June 1989 to the date on which the arbitration award was paid (May 1992), at the statutory rate of ten percent per annum. In April 1993, an arbitrator made his determination on the TRW accounting claims and denied any award. TRW asserts that the arbitration determinations did not dispose of all of its claims and that it still possesses claims that the airbag plant failed to meet certain government requirements and industry standards and that the associated real estate was insufficient to permit construction of certain additional facilities. TRW has not claimed a specific dollar amount with respect to these issues. The Company has asserted that all such claims have been extinguished by the arbitration decisions.
    In mid-February 1994 TRW filed a new declaratory judgment action claiming, among other things, the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and a $26.5 million one-time payment that TRW sent to the Company was valid, entitling it to terminate that airbag royalty and obtain a paid up license to use the Company's airbag technology. On March 1, 1994 the Company answered TRW's complaint and also filed counterclaims alleging that TRW had

 Notes to Consolidated Financial Statements wrongfully terminated the license agreement, had intentionally interfered with the Company's business relationships and had failed to exert reasonable efforts to exploit the exclusive license granted to TRW by the Company. On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 19, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. On August 24, 1994 the Court refused TRW's motion to suspend the injunction and also granted the Company's motion for partial summary judgement precluding TRW at trial from relying on certain claims it has asserted in the earlier action. A trial in this matter is currently scheduled to commence in April 1995. While it is not possible to predict the outcome of litigation, the Company believes that it has meritorious defenses to TRW's claims and that it will ultimately prevail. Therefore, management anticipates that the above-described action will be resolved without any material adverse impact on the results of operations, liquidity or financial position of the Company.

   Environmental. A subsidiary of the Company has been named as a potentially responsible party by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon Heights Landfill in Beacon Falls, Connecticut and has been identified as a potentially responsible party by another company in connection with the Laurel Park Landfill in Naugatuck, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to these landfills and did not send any hazardous wastes to either site.
    Two coalitions of potentially responsible parties have entered into consent decrees with the EPA to remediate these sites. Each coalition has in turn brought action against other potentially responsible parties, including a subsidiary of the Company, to contribute to the cleanup costs. The federal court hearing these cases has either dismissed claims against the subsidiary (with respect to Beacon Heights) or denied attempts to include the subsidiary in the proceedings (with respect to Laurel Park); however, each coalition has indicated that it intends to appeal the court's ruling. Based upon management's review and the status of these proceedings, management believes that any reasonably anticipated losses from these claims will not result in a material adverse impact on the results of operations or the financial position of the Company.

 Notes to Consolidated Financial Statements

   Environmental, continued

         A subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until March 1988. No lawsuit has been filed in this matter and the Georgia Environmental Protection Division made a determination in 1994 that the site should not be listed on its Hazardous Site Inventory. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

   Tax. The Arizona Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to the Company for the fiscal year ending March 31, 1983. These Notices pertain to whether subsidiaries of the Company must file separate income tax returns in Arizona rather than allowing the Company to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was $0.4 million plus interest. In May 1992 the Arizona Tax Court granted judgment in favor of the Company and against the Department on all claims asserted against the Company. In October 1992 the Tax Court entered judgment in favor of the Company awarding the Company approximately $0.6 million for the Arizona income taxes the Company overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees.
         In September 1994, the Arizona Court of Appeals reversed the 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983. The Company has filed a petition for review with the Arizona Supreme Court. The Company believes the appellate court erred in its decision, but cannot assess the likelihood of the Arizona Supreme Court granting the petition for review. The Company anticipates that the Supreme Court will rule on the petition for review during 1995 and if the petition is granted, the Supreme Court will require an additional eighteen months to rule on the issues. If the appellate court decision stands, the Company would be liable for approximately $1.2 million in taxes and interest for 1983. In May 1993, the Arizona Department of Revenue issued assessments with respect to calendar years 1984 through 1989 alleging that the Company owes additional Arizona income tax and interest in the amount of $16.6 million. Management's preliminary review of the assessments indicates that they were calculated on essentially the same basis used by the Department in its previous claims for income tax due with respect to its fiscal year ended March 31, 1983. If the Company is unsuccessful in its attempts to have the Arizona Supreme Court overturn the appellate court decision related to the 1983 fiscal year, the Company intends to

 Notes to Consolidated Financial Statements vigorously litigate the Arizona Department of Revenue tax and interest assessments totalling approximately $5.0 million for calendar years 1984 and 1985. The Company does not anticipate a final resolution of the 1984 and 1985 periods for a number of years. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986 and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or the financial position of the Company.

 Fair Value of Financial Instruments

         The following table presents the carrying amounts and fair values of the Company's financial instruments for which it is practicable to estimate. Financial Accounting Standards Board Statement No. 107 "Disclosure about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a force or liquidation sale.

 (balances in thousands)                 1994                    1993
                                Carrying      Fair       Carrying     Fair
                                 Amount       Value       Amount      Value

 Cash & cash equivalents        $  2,756    $  2,756     $  6,417   $  6,417
 Non-trade receivables            10,317      10,317       10,554     10,554
 Debt                            143,305     127,780      162,178    162,178


    The following notes summarize the major methods and assumptions used by the Company in estimating the fair values of financial instruments.

 Cash and cash equivalents

    The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

 Non-trade receivables

    Interest rules on non-trade receivables, including the current portion, are generally at current market rates. Accordingly the carrying value and fair value of the receivables are equal after considering allowances for the carrying value of certain notes.

 Notes to Consolidated Financial Statements

 Debt

         The fair value of the Company's debt, including the current portion, at December 31, 1994 is based on quoted market prices or, if market prices are not available, the fair value is estimated using discounted cash flow analysis based on estimated rates for similar instruments.

         The Company has the right to receive royalty payments under a license agreement executed in April, 1989 in connection with the sale of its airbag operations to TRW. Under the agreement, the Company is entitled to receive royalties for the twelve year period commencing May 1, 1989 and ending April 30, 2001. The rates at which these royalties are to be paid are; $1.14 for each airbag unit manufactured and sold anywhere in the world by TRW and its subsidiaries (this amount increases by $.01 per unit on May 1 of each year of the royalty term); 75% of the per-unit amount specified above for each inflator manufactured and sold anywhere in the world by TRW and subsidiaries; and $.55 for each airbag unit supplied by companies other than TRW for use in a vehicle manufactured or sold in North America.
         The fair value of the royalty stream is dependent upon many factors, including automobile production, the number of produced vehicles with airbag systems and the market share of TRW.
 Royalties recognized in the year ending December 31, 1994 were $17,292,000.

 Research and Development Costs

         Company-sponsored research and development costs were $4,304,000, $3,122,000 and $3,904,000 for the years ended December
 31, 1994, 1993, and 1992, respectively. For the same periods, customer-sponsored research and development expenditures were $8,231,000, $11,620,000 and $2,404,000, respectively.

 Extraordinary Loss

         As a result of the termination of the interest swap agreement and the payoff of the underlying debt in 1993, the Company recognized an extraordinary loss of $1,102,000, net of taxes of $568,000.

 Acquisitions and Dispositions

         In July 1994, a subsidiary of the Company acquired certain assets of the Ball and Socket Manufacturing Company, Inc., a manufacturer of metal buttons. The purchase price was approximately $5.7million, including cash of $2,100,000; 323,232

 Notes to Consolidated Financial Statements shares of the Company's Common stock scheduled for issuance two years after closing; and certain liabilities assumed and acquisition costs incurred.
         As part of its restructuring plans the Company sold the net assets of its precision potentiometer business in July 1993, for a cash purchase price of $2,756,000, which approximated the book value of the net assets sold. On May 19, 1992 the Company sold the net assets of its specialty advertising subsidiary for $7,866,000, which was approximately $400,000 below its book value.
         The excess of cost over tangible and identifiable intangible assets acquired, net of amortization at December 31, 1994, 1993, and 1992 was $45,716,000, $43,696,000, and $45,501,000,
 respectively.

 Related Party Transactions

         In each of the last three years the Company and its subsidiaries incurred legal fees payable to the law firm of one of the Company's directors. During 1994, 1993 and 1992 total billings for the firm were $610,000, $715,000 and $1,045,000, respectively, and were for foreign and domestic services relating to litigation and general corporate matters. Fees were paid to a second law firm in 1993 of $329,000. A 1993 addition to the Company's board of directors was a partner in such firm until he retired in June 1993.

 Recently Issued Accounting Standards

         In October 1994 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" effective for the Company at December 31, 1994. The Company does not presently have nor has it had any derivative type instruments since mid-1993 when a single interest rate swap agreement was terminated, which transaction is fully disclosed in the notes to the financial statements.
         Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

 Segment Operations

         The Company is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company participates in the

 Notes to Consolidated Financial Statements rapidly expanding market for automotive airbags through its royalty agreement with TRW, which provides the Company with a quarterly royalty payment through April 30, 2001 for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The Company's Industrial Products segment manufactures and distributes stainless steel products, high-voltage ceramic insulators used in the power transmission and distribution systems, and specialized welding equipment and systems. The Company's Specialty Products segment manufactures and sells aerosol insecticides, air fresheners and sanitizers, and custom designed metal buttons.

   Government Products and Services

         The Company's Government Products and Services segment provides a wide range of products and services for government programs. The vast majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or improve performance. The Company manufactures proprietary propellant products which, when ignited, produce a specified thrust or volume of gas within a desired time period. Propellant products manufactured include ballistic devices for aircraft ejection systems, rocket motors, extended range munitions components and dispersion systems.
         The Company's propellant devices are currently used on ejection seats on high performance domestic and foreign military aircraft. Rocket motors manufactured by the Company include a complete line of rocket boosters and propulsion systems used for reconnaissance, surveillance, and target acquisition. The Company's extended range munitions components utilize propellant technologies to significantly extend the range of existing U.S. artillery. Other electronic products include sub-miniature elapsed time indicators, events counters, fault annunciators, and lighting products used in aerospace and military applications to monitor equipment performance. Naval architecture and marine engineering services provided by the Company include detail design and engineering services for new military and commercial construction as well as a significant amount of maintenance and retrofit work for existing ships.
         The Company's Government Products and Services segment also manufactures specialized electronic display and monitoring devices and high performance cable connection assemblies.
         Direct sales to the U.S. Government and its agencies, primarily from the Government Products and Services segment accounted for approximately 23%, 24% and 32% of the Company's sales for the years ended December 31, 1994, 1993 and 1992, respectively.

 Notes to Consolidated Financial Statements

 At December 31, 1994 and 1993 the amount billed but not paid by customers under retainage provisions in long-term contracts was $1,075,000 and $1,402,000, respectively. The $1,075,000 receivable under retainage provisions is expected to be collected in 1995 through 1998 in the amounts of $198,000, $54,000, $129,000 and
 $694,000, respectively. Amounts in process but unbilled at December 31, 1994 and 1993 were $6,257,000 and $5,425,000, respectively.

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

   Industrial Products

         The Company's Industrial Products segment operates in three product areas: stainless steel, high-voltage ceramic insulators and automated welding equipment. Demand for these products is directly related to the level of general economic activity.
         Through its stainless steel operation, the Company operates a mini-mill which converts purchased stainless steel billets into a variety of sizes of both hot rolled and cold finished bar and rod. The Company's stainless steel mini-mill has utilized advanced computer automation, strict quality controls, and strong engineering and technical capabilities to maintain its position as a low cost, high quality producer. In addition to its stainless steel manufacturing operation, the Company distributes stainless steel and other specialty steel products through seven locations in the U.S. and Canada. The Industrial Products segment also manufactures and distributes high-voltage ceramic insulators for electric utilities, municipalities and other governmental units, as well as for electrical contractors and original equipment manufacturers. Products include a wide array of transformer bushings and accessories, special and standard porcelain for high and low-voltage applications, apparatus bushing assemblies, and

 Notes to Consolidated Financial Statements transmission and distribution class insulators which are manufactured for both domestic and international markets. In addition, the Company manufactures specialized advanced-technology welding systems, power supply systems and humidistats for the utility, pipeline and original equipment manufacturer markets. Welding equipment manufactured by the Company includes systems that are specially designed to operate in hostile environments such as nuclear radiation.

   Specialty Products

         The Company's Specialty Products segment is focused on two distinct markets: aerosol insecticides, air fresheners and sanitizers servicing the industrial maintenance supply, pest control and agricultural markets, and custom designed metal buttons for the military and commercial uniform and fashion markets. The majority of the Company's aerosol insecticides are proprietary formulations of natural active ingredients.

         The Company's U.S. operations had export sales of $15,932,000, $26,672,000 and $16,216,000 for the years ended December 31, 1994,
 1993 and 1992, respectively.
         Substantially all facilities and operations of the Company's continuing operations are located within the United States. The Company operates a steel distribution system located in Canada with sales for the year ended December 31, 1994 and total assets at December 31, 1994 of $12.7 million and $8.5 million, respectively.
         Foreign exchange losses included in earnings for the years ended December 31, 1994, 1993 and 1992 were not material. The foreign currency translation adjustment included in stockholder's equity decreased from $(370,000) at December 31, 1993 to $(723,000) at December 31, 1994.
         Sales between segments are not significant and have been eliminated. Operating income is total revenue less operating expenses and excludes general Corporate expenses, non-segment interest income and interest expense. Interest income associated with segment assets is included in segment operations income. Corporate assets consist principally of cash and cash equivalents, notes receivable, income taxes receivable and a building.

 Notes to Consolidated Financial Statements

 The tables which follow show assets, depreciation and amortization and capital expenditures by segment:


 (in thousands)                        1994       1993      1992

 Assets by Segment

 Government Products and Services  $ 98,424   $114,347  $113,385
 Airbag Royalties                     4,700      3,704     1,644
 Industrial Products                 86,583     86,879    83,904
 Specialty Products                  34,698     27,951    27,190
                                    224,405    232,881   226,123
 Corporate                           18,100     18,962    21,635
                                   $242,505    251,843   247,758


 Depreciation and Amortization
   by Segment

 Government Products and Services  $  3,306   $  4,163  $  4,235
 Airbag Royalties                         -          -         -
 Industrial Products                  4,750      4,427     4,616
 Specialty Products                   1,161      1,138     1,319
                                      9,217      9,728    10,170
 Corporate                              325        342       395
                                   $  9,542   $ 10,070  $ 10,565

 Capital Expenditures by Segment

 Government Products and Services  $  1,820   $  1,648  $  2,122
 Airbag Royalties                         -          -         -
 Industrial Products                  1,420      2,842     1,045
 Specialty Products                     561        754     1,101
                                      3,801      5,244     4,268
 Corporate                              131        102       296
                                   $  3,932   $  5,346  $  4,564

                                             TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES

Summary of Segment Operations

(in thousands)
Years Ended December 31,                 1994        1993         1992        1991         1990

Revenue from continuing operations
  by segment:
Government Products and Services     $141,074    $170,323     $183,162    $168,961     $149,377

Airbag Royalties                       17,292       9,606        5,566       3,161        2,956

Industrial Products                   129,080     107,402       95,097     117,682      133,728

Specialty Products                     33,157       30,797      35,738       41,061      48,570

                                     $320,603    $318,128     $319,563    $330,865     $334,631

Operating income from continuing
  operations by segment:

Government Products and Services     $ 18,194    $ 24,354     $ 26,101    $ 23,940     $ 21,413

Airbag Royalties                       17,292       9,606        5,566       3,161        2,956

Industrial Products                     7,464       2,438          (45)        839       (4,235)

Specialty Products                      4,854       5,001        5,055       5,345        2,462
                                       47,804      41,399       36,677      33,285       22,596

Corporate expenses                    (17,163)    (13,151)      (9,672)    (16,127)     (14,058)

Non-segment interest income                62         312        1,923       2,248        2,003

Interest expense                      (17,180)    (16,364)     (21,945)    (24,587)     (19,846)

Earnings (loss) from continuing
  operations before income taxes     $ 13,523    $ 12,196     $  6,983    $ (5,181)    $ (9,305)




Operating income includes a charge of $15,000,000 in 1990 and $5,000,000 in 1991 related to the Company's restructuring program.

                                                             F-37


                                             TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES




Summary of Operations


(in thousands)
Years Ended December 31,                             1994         1993        1992         1991           1990
Revenue                                          $320,603     $318,128    $319,563     $330,865       $334,631

Cost of sales and services                        228,194      235,335     233,812      248,938        253,649
Selling, general and administrative
  expenses                                         61,866       54,961      57,473       58,810         56,300
Restructuring costs                                     -            -           -        5,000         15,000
                                                  290,060      290,296     291,285      312,748        324,949
Earnings from operations                           30,543       27,832      28,278       18,117          9,682
Other income, net                                     160          728         650        1,289            859
                                                   30,703       28,560      28,928       19,406         10,541
Interest expense                                   17,180       16,364      21,945       24,856         20,537
Interest capitalized                                    -            -           -         (269)          (691)
                                                   17,180       16,364      21,945       24,587         19,846
Earnings (loss) from continuing
  operations before income taxes
  and extraordinary loss                           13,523       12,196       6,983       (5,181)        (9,305)
Income tax provision (benefit)                      2,308        6,392       2,312         (277)        (1,974)
Earnings (loss) from continuing
  operations                                       11,215        5,804       4,671       (4,904)        (7,331)

Extraordinary loss, net of income
   tax                                                  -       (1,102)          -            -              -
Net earnings (loss)                              $ 11,215     $  4,702    $  4,671     $ (4,904)      $ (7,331)

                                                             F-38

                     Report of Independent Accountants






To the Board of Directors and Shareholder of Talley Manufacturing and Technology, Inc.


In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Talley Manufacturing and Technology, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in the notes to the financial statements titled
"Employee Benefit Plans" and "Significant Accounting Policies" the Company changed its method of accounting for postretirement benefits other than pensions in 1993 and changed its method of accounting for income taxes in 1992.









PRICE WATERHOUSE LLP


Phoenix, Arizona
February 21, 1995

                                       TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES

  FINANCIAL DATA

  Selected Financial Data

  (in thousands)
  Years Ended December 31,                      1994         1993        1992         1991        1990
  Capital expenditures                      $  3,932     $  5,346    $  4,564     $  6,567    $ 14,544
  Depreciation and amortization                9,542       10,070      10,565       11,195      11,711
  Current assets                             132,820      141,868     135,199      206,759     184,758
  Current liabilities                         57,729       56,923      58,106      287,294 *   307,524 *
  Working capital                             75,091       84,945      77,093      (80,535)*  (122,766)*
  Total assets                               242,505      251,843     247,758      330,178     322,495
  Total debt                                 143,305      162,178     172,140      227,977     235,086
  Long-term debt                             139,756      160,002     161,283            -           -
  Long-term debt, subject to
    acceleration                                   -            -           -      159,933 *   189,956 *
  Stockholder's equity                        31,877       18,402      10,948       16,776        (687)
  Current ratio                                  2.3          2.5         2.3           .7          .6



  Supplemental Data

  (in thousands)

  Years Ended December 31,                      1994         1993        1992         1991        1990

  Taxes, other than income:
    Payroll                                 $  6,719     $  7,037    $  7,195     $  7,321    $  7,387
    Property                                   1,660        1,557       1,721        1,891       1,810
    Other                                        338          328         382          626         461
                                               8,717        8,922       9,298        9,838       9,658

  Maintenance and repairs                      4,557        4,668       4,626        4,624       4,494
  Rent                                         5,307        5,962       7,353        7,845       7,735
  Advertising                                    786          648         720          958       1,164
  Research and development                     4,304        3,122       3,904        4,223       3,996

               TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Subsidiaries/Divisions


GOVERNMENT PRODUCTS AND SERVICES

Electrodynamics, Inc.                       - Rolling Meadows,
                                              Illinois.  John W.
                                              Kravcik, President.

John J. McMullen Associates, Inc.           - New York, New York.
                                              P. Thomas Diamant,
                                              President.

Rowe Industries, Inc.                       - Toledo, Ohio.  Haywood
                                              W. Bower, President.

Talley Defense Systems, Inc.                - Mesa, Arizona.  Edward
                                              T. Ryan, Jr., President.

Universal Propulsion Company, Inc.          - Phoenix, Arizona.
                                              Harold G. Watson,
                                              President.


INDUSTRIAL PRODUCTS

Amcan Specialty Steels, Inc.                - Hermitage, Pennsylvania.
                                              Bruce R. Olson,
                                              President.

Diversified Stainless Steel of Canada, Inc. - Downsview, Ontario,
                                              Canada.  Frank Szabo,
                                              President.

Porcelain Products Co.                      - Carey, Ohio.  Haywood W.
                                              Bower, President.

Talley Metals Technology, Inc.              - McBee, South Carolina.
                                              Donald Bailey,
                                              President.

Dimetrics, Inc.                             - Davidson, North
                                              Carolina.  Arthur M.
                                              Squicciarini, President.


SPECIALTY PRODUCTS

Waterbury Companies, Inc.                   - Waterbury, Connecticut.
                                              Gerald J. Palanzo, Jr.,
                                              President.

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

 Mark S. Dickerson        - Vice President, General Counsel and
                            Secretary

 Kenneth May              - Vice President and Controller

 Daniel R. Mullen         - Vice President and Treasurer

 George W. Poole          - Vice President - Government Relations

                                                                 SCHEDULE I
                                                                Page 1 of 6



                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                             (Registrant Only)
                  STATEMENT OF CONDITION (BALANCE SHEET)



                                                    DECEMBER 31,
                                                 1994          1993
Assets

Current assets:
  Cash and cash equivalents              $    514,000  $  2,069,000
  Due from affiliates                       6,373,000     1,648,000
  Accounts receivable                       8,735,000    11,078,000
  Prepaid expenses                            991,000     1,552,000

        Total current assets               16,613,000    16,347,000



Investment in and advances to affiliates  134,359,000   122,844,000

Long-term receivables                       3,757,000     2,829,000

Property, plant and equipment, at cost,
  net of accumulated depreciation of
  $1,596,000 in 1994 and $1,532,000
  in 1993                                     581,000       682,000

Deferred charges and other assets          10,078,000     9,062,000

Deferred income taxes                         192,000             -

         Total assets                    $165,580,000  $151,764,000












See accompanying notes and the notes to the consolidated financial statements.

                                                                 SCHEDULE I
                                                                Page 2 of 6

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                             (Registrant Only)
                  STATEMENT OF CONDITION (BALANCE SHEET)



                                                      DECEMBER 31,
                                                   1994          1993
Liabilities and Stockholder's Equity

Current liabilities:
  Current maturities of long-term debt     $    434,000  $     88,000
  Due to affiliates                               2,000         2,000
  Accounts payable                            2,059,000     4,545,000
  Accrued expenses                            9,197,000     3,549,000
  Deferred income taxes                       3,263,000     5,182,000

        Total current liabilities            14,955,000    13,366,000

  Deferred income taxes                               -     4,411,000
  Long-term debt                            115,448,000   115,121,000
  Other liabilities                           3,300,000       464,000

Stockholder's equity:
  Preferred stock, $1 par value,
     authorized 100 shares -
       Series A: Issued 8 shares                      4             8
  Common stock, $1 par value,
     authorized 1,000 shares                      1,000         1,000
  Capital in excess of par value             18,365,996    15,752,992
  Foreign currency translation adjustments     (723,000)     (370,000)
  Retained earnings                          14,233,000     3,018,000

       Total stockholder's equity            31,877,000    18,402,000

       Total liabilities and
         stockholder's equity              $165,580,000  $151,764,000












See accompanying notes and the notes to the consolidated financial statements.

                                                                    SCHEDULE I
                                                                   Page 3 of 6

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                              (Registrant Only)
                           STATEMENT OF OPERATIONS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1994, 1993 AND 1992




                                      1994         1993          1992

Selling, general and
  administrative expenses     $ 16,658,000 $ 13,045,000  $  9,381,000
Administrative allocations
  to subsidiaries              (14,965,000) (16,643,000)  (19,218,000)
                                 1,693,000   (3,598,000)   (9,837,000)

Other income (expense), net       (588,000)     264,000     3,253,000
                                 2,281,000   (3,862,000)  (13,090,000)

Interest expense                17,154,000   16,323,000    21,789,000
Interest charges to
  subsidiaries,  net            (3,885,000)    (167,000)     (494,000)
                                13,269,000   16,156,000    21,295,000
                               (15,550,000) (12,294,000)   (8,205,000)
Income tax provision (benefit)   8,641,000   (3,600,000)   (5,564,000)

Loss before earnings of
  subsidiaries and
  extraordinary gains           (6,909,000)  (8,694,000)   (2,641,000)

Extraordinary loss,
  net of taxes                           -   (1,102,000)            -

Earnings from subsidiaries      18,124,000   14,498,000     7,312,000

Net earnings (loss)           $ 11,215,000 $  4,702,000  $  4,671,000












See accompanying notes and the notes to the consolidated financial statements.

                                                                    SCHEDULE I
                                                                   Page 4 of 6

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                              (Registrant Only)
                           STATEMENT OF CASH FLOWS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1994, 1993 AND 1992




                                              1994          1993          1992

Cash flows from operating activities  $ 14,297,000  $  9,223,000  $  2,455,000

Cash flows from investing activities:

  Decrease (increase) in investment
     in subsidiaries, net              (11,515,000)   40,780,000     1,686,000
  Increase in long-term
    receivables, net                             -             -      (958,000)
      Cash from investing activities   (11,515,000)   40,780,000       728,000

Cash flows from financing activities:

  Reduction of notes payable                     -             -   (32,648,000)
  Proceeds from long-term debt          68,372,000   120,885,000             -
  Reduction of long-term debt          (70,597,000) (126,802,000)      (67,000)
  Proceeds from issuance of stock                -     8,000,000             -
  Redemption of preferred stock         (4,000,000)            -             -
  Amounts (to) from Parent, net          6,613,000    (8,816,000)  (10,833,000)
  Decrease (increase) in due from
    affiliates, net                     (4,725,000)  (48,673,000)    4,228,000
      Cash from financing activities    (4,337,000)  (55,406,000)  (39,320,000)

Decrease in cash and cash
  equivalents                           (1,555,000)   (5,403,000)  (36,137,000)

    Balance at beginning of year         2,069,000     7,472,000    43,609,000

    Balance at end of year            $    514,000  $  2,069,000  $  7,472,000









See accompanying notes and the notes to the consolidated financial statements.

                                                                 SCHEDULE I
                                                                Page 5 of 6

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

Certain reclassifications have been made in the prior year Statement of Condition to be consistent with current year classifications.


2.  Long-Term Debt
                                                    December 31,
Long-term debt consists of the following:         1994       1993
(balances in thousands)

10-3/4% Senior Notes, due 2003                $115,000   $115,000
Capitalized leases and other                       882        209
                                               115,882    115,209
Less current maturities                            434         88
Long-term debt                                $115,448   $115,121


The Company and Talley Industries, Inc. completed a major debt refinancing program on October 22, 1993. The proceeds from the new financing were used to repay substantially all of the Company's debt. (See Long-term debt note to the Company's consolidated financial statements).

Aggregate maturities of long-term debt for the years ended December 31, 1995 through 1999 are $434,000, $448,000, $-0-, $-0- and $-0-, respectively.

                                                                 SCHEDULE I
                                                                Page 6 of 6

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


4.  Dividends Received

The registrant received dividends, net of contributions from consolidated subsidiaries, unconsolidated subsidiaries and 50 percent or less owned persons accounted for by the equity method during the years ended
December 31, 1994, 1993 and 1992 of $11,360,000, $97,475,000 and
$8,251,000, respectively.

                                                                                       SCHEDULE II
                       TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES

                             Valuation and Qualifying Accounts and Reserves
                                            December 31, 1994
                                               (thousands)


                                                      Additions
                                   Balance at  Charged to  Charged to              Balance
                                   Beginning   Costs and     Other                 at End
        Description                of Period    Expenses    Accounts  Deductions  of Period
Year Ended December 31, 1994:
  Allowance for doubtful
     accounts - accounts
     receivable                     $1,091      $  372       $  -      $ (469)     $  994

  Reserves for notes receivable      1,000           8          -           -       1,008


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


Year Ended December 31, 1992:
  Allowance for doubtful
     accounts - accounts
     receivable                     $  881      $  471       $  -      $  485 (a)  $  867




Notes:

  (a)  Uncollectible accounts charged against reserves, net of bad debt recoveries.

                               EXHIBIT INDEX




3.1    Certificate of Incorporation of Talley Manufacturing and
       Technology, Inc., attached as Exhibit 3(d) to Registration
       Statement on Form S-1 dated October 15, 1993, incorporated herein by this reference.

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

10.1 Form of Indemnification Procedures Agreement between Talley Manufacturing and Technology, Inc. and each of its directors, attached as Exhibit 10(jj) to Amendment No. 1 to Form S-1 dated September 10, 1993, incorporated herein by reference.

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

10.9 First Amendment to Loan and Security Agreement dated April 29, 1994, by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent, attached as
       Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

10.10 Second Amendment to Loan and Security Agreement dated June 30, 1994, by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent attached as
       Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference.

10.11* Third amendment to Loan and Security Agreement dated December 16,
       1994, by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent.

10.12* First Amendment to Subsidiary Loan and Security Agreement, dated as of December 16, 1994 between Talley Manufacturing and
       Technology, Inc. and each of certain subsidiaries.

10.13* First Amendment to Subsidiary Continuing Guaranty and Security
       Agreement dated as of December 16, 1994 between Transamerica Business Credit Corporation, and each of the Guarantors (certain subsidiaries).

  21*  Subsidiaries of the Registrant.

  27* Financial Data Schedule for Talley Manufacturing and Technology, Inc., December 31, 1994.


















    *  Documents marked with an asterisk are filed with this report.