Form 10-Q
period 1995-03-31
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1995-05-09
CIK 909783

                                 Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

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

                                                     Outstanding at
Class of Common Stock                                March 31, 1995
   $1.00 par value                                       1,000

                TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                                  INDEX





                                                                 Page No.

 Part I  Financial Information


  Consolidated Balance Sheet -
    March 31, 1995 and December 31, 1994                            1

  Consolidated Statement of Earnings -
    Three Months Ended March 31, 1995 and 1994                      2

  Consolidated Statement of Cash Flows -
    Three Months Ended March 31, 1995 and 1994                      3

  Consolidated Statement of Changes in Stockholder's
    Equity - Three Months Ended March 31, 1995
    and 1994                                                        4

  Notes to Consolidated Financial Statements                       5-7

  Management's Discussion and Analysis                             8-12





 Part II  Other Information


  Legal Proceedings                                                13

  Exhibits and Reports on Form 8-K                                 14

  Signatures                                                       15

                       PART I - FINANCIAL INFORMATION

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                         Consolidated Balance Sheet
                                 (thousands)



                                              March 31,  December 31,
                                                1995         1994
ASSETS
  Cash and cash equivalents                 $  1,992      $  2,756
  Accounts receivable, net of allowance
    for doubtful accounts of $1,089,000
    at March 31, 1995 and $994,000
    at December 31, 1994                      60,593        55,018
  Due from affiliates                            469           654
  Inventories, net                            70,659        66,069
  Deferred income taxes                          800           800
  Prepaid expenses                             6,776         7,523
    Current assets                           141,289       132,820

  Long-term receivables                       10,317        10,317
  Property, plant and equipment, net          45,425        45,920
  Intangibles                                 45,828        46,288
  Other assets                                 7,015         7,160
    Total assets                            $249,874      $242,505


LIABILITIES AND STOCKHOLDER'S EQUITY
  Current maturities of long-term debt      $  3,554      $  3,549
  Accounts payable                            23,575        25,560
  Accrued expenses                            31,052        28,010
  U.S. and foreign income taxes                  196           610
     Current liabilities                      58,377        57,729

  Long-term debt                             142,081       139,756
  Deferred income taxes                        6,655         6,655
  Other liabilities                            5,428         6,488
  Stockholder's equity:
    Preferred stock, $1 par value,
      authorized 100 shares:
        Series A, issued 4 shares                  -             -
    Common stock, $1 par value,
      authorized 1,000 shares                      1             1
  Capital in excess of par                    20,621        18,366
  Foreign currency translation                  (707)         (723)
  Retained earnings                           17,418        14,233
    Total stockholder's equity                37,333        31,877

      Total liabilities & stockholder's
        equity                              $249,874      $242,505



The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                    Consolidated Statement of Earnings
                                (thousands)





                                                Three Months
                                                   Ended
                                                  March 31,
                                             1995        1994

Sales                                      $66,603     $55,616
Services                                    14,475      15,521
Royalties                                    6,568       3,979
                                            87,646      75,116

Cost of sales                               49,724      41,369
Cost of services                            12,616      13,523
Selling, general, and administrative
  expenses                                  13,532      17,256
                                            75,872      72,148

                                            11,774       2,968

Other income, net                              137        (124)
                                            11,911       2,844

Interest expense                             4,298       4,215
Earnings (loss) before income taxes          7,613      (1,371)
Income tax provision (benefit)               3,128      (3,964)
      Net earnings                         $ 4,485     $ 2,593





















The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                   Consolidated Statement of Cash Flows
                                (thousands)


                                             Three Months Ended
                                                  March 31,
                                               1995      1994
Cash and cash equivalents at beginning
  of period                                  $  2,756  $ 6,417

Cash flows from operating activities:
  Net earnings                                  4,485    2,593
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes                -   (5,604)
     Depreciation and amortization              2,184    2,397
     Gain on sale of property and
       equipment                                  (16)      (4)
     Other                                        487      (17)
  Changes in assets and liabilities,
    net of effects from acquired businesses:
     (Increase) decrease in accounts
        receivable                             (5,390)   5,550
      (Increase) decrease in inventories       (4,590)     973
      Decrease in prepaids                        417      250
      Decrease in accounts payable             (1,985)  (1,684)
      Increase in accrued expenses              2,635    4,290
      Increase (decrease) in other
       liabilities                             (1,067)       9
      Other, net                                    -     (226)
       Cash flows from operating activities    (2,840)   8,527

Cash flows from investing activities:
  Purchases of property and equipment          (1,238)    (875)
  Proceeds from sale of property and
    equipment                                      29        8
   Cash flows from investing activities        (1,209)    (867)

Cash flows from financing activities:
  Dividends paid                               (1,300)       -
  Increase in investment by Parent              2,255    1,508
  Repayment of long term-debt                (108,938) (96,649)
  Proceeds from new long-term debt            111,268   85,057
   Cash flows from financing activities         3,285  (10,084)

Net decrease in cash and cash equivalents        (764)  (2,424)

Total cash and cash equivalents at March 31, $  1,992  $ 3,993





The accompanying notes are an integral part of the financial statements.


                             TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                     Consolidated Statement of Changes in Stockholder's Equity
                         For the Three Months Ended March 31, 1995 and 1994
                                            (thousands)




                                                                Capital in
                                          Preferred  Common     Excess of    Retained
                                            Stock     Stock     Par Value    Earnings
BALANCE AT DECEMBER 31, 1993              $   -       $   1      $15,753     $ 3,018

Net earnings                                                                   2,593
Contribution from Parent                                           1,508

BALANCE AT MARCH 31, 1994                 $   -       $   1      $17,261     $ 5,611


BALANCE AT December 31, 1994              $   -       $   1      $18,366     $14,233

Net earnings                                                                   4,485
Contribution from Parent                                           2,255
Dividends                                                                     (1,300)

BALANCE AT March 31, 1995                 $   -      $     1     $20,621     $17,418





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

The financial statements of the Company have been prepared using the historical amounts included in the consolidated financial statements of Talley and its subsidiaries, giving effect to the reorganization described above. Although the Subsidiary Guarantors guaranteed the Senior Notes, separate financial statements of the Subsidiary Guarantors are not included because the Subsidiary Guarantors are jointly and severally liable with the Company under the Senior Notes, the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis, and separate financial statements and other disclosures concerning the Subsidiary Guarantors would not be material to investors. In addition, with the exception of the net assets of the real estate operations and certain debt and related interest expense, the consolidated financial statements of Talley are substantially identical to those of the Company.

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994 and the results of operations for the three-month periods ended March 31, 1995 and 1994, and cash flows and changes in stockholder's equity for the three-month periods ended March 31, 1995 and 1994. Such results, however, may not be indicative of the results for the full year.


Note 2 - Inventories

Inventories are summarized as follows (in thousands):

                                    March 31,      December 31,
                                      1995             1994

   Raw materials and supplies       $15,337          $11,757
   Work-in-process                   11,728           11,733
   Finished goods                    24,134           24,616
   Inventories applicable to
     government contracts            19,460           17,963
                                    $70,659          $66,069

Note 3 - Earnings Per Share

Talley Manufacturing and Technology, Inc. is a wholly owned subsidiary of Talley Industries, Inc.; accordingly, earnings per share information is not presented.


Note 4 - Income Taxes

In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the

State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company will be liable for approximately $1.1 million in taxes and interest for 1983. The Company believes the appellate court erred in its decision and the Company intends to vigorously litigate tax and interest assessments for 1984 and 1985, of $5.3 million. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against the Company for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.


Note 5 - Acquisition

In July 1994, a subsidiary of the Company acquired certain assets of a manufacturer of metal buttons. The purchase price was approximately $5.7 million, including cash of $2.1 million, 323,232 shares of Talley Common stock scheduled for issuance two years after closing and certain liabilities assumed and acquisition costs incurred.


Note 6 - Depreciation of Plant and Equipment

During the first quarter of 1995, the Company completed a review of the fixed asset lives at its stainless steel production facility. The Company determined that as a result of actions taken to increase its preventative maintenance and programs initiated with its suppliers to increase the quality of their products, actual lives for certain asset categories were generally longer than the useful lives used for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of plant and equipment at its stainless steel production facility, effective January 1, 1995. The effect of this change in estimate reduced depreciation expense for the quarter ended March 31, 1995 by approximately $354,000 and accordingly increased earnings before income taxes and extraordinary gain by the same amount.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations


The following table summarizes the Company's consolidated revenue and earnings (loss), by segment for the periods shown:


                                                Three Months
                                                   Ended
       (Dollars in Thousands)                     March 31,
                                              1995       1994
REVENUES:

  Government Products and Services           $30,819    $36,258
  Airbag Royalty                               6,276      3,896
  Industrial Products                         43,420     29,200
  Specialty Products                           7,131      5,762
                                             $87,646    $75,116


OPERATING INCOME:

    Government Products and Services         $ 1,288    $ 4,186
    Airbag Royalty                             6,276      3,896
    Industrial Products                        6,296        720
    Specialty Products                           826        610
      Total operating income                  14,686      9,412
    Corporate expense                         (2,814)    (6,584)
    Non-segment interest income                   39         16
    Interest expense                          (4,298)    (4,215)
      Earnings (loss) before income taxes    $ 7,613    $(1,371)


 Revenues for the three-month period ended March 31, 1995 increased $12.5 million from $75.1 million to $87.6 million, compared with the corresponding period in the prior year. The increase in the three-month comparison is primarily the result of increasing revenue in the Airbag Royalties segment, a result of the expanding demand for automotive airbags, and the Steel Operations, the result of continued improvement in the stainless steel market. These increases were partially offset by decreasing revenue in the Government Products and Services segment. The pretax earnings for the three months ended March 31, 1995 was $7.6 million compared with $1.4 million pretax loss in the first three months of the previous year. The loss in the first quarter of 1994 includes a $4.0 million provision for litigation costs related to resolution of claims in connection with the airbag royalties being received from the licensee. Net income was $4.5 million for the first quarter of 1995, compared with $2.6 million net income for the first quarter of 1994 which included a tax benefit of $5.6 million, pursuant to a retroactive change in tax laws in the State of Arizona.

 Earnings from both the Airbag Royalty segment and the Industrial Products segment improved compared with the prior year. Royalties in the Airbag Royalty segment increased by $2.4 million from $3.9 million in the first three months of 1994 to $6.3 million for the first three months of 1995, while earnings from the Industrial segment and Specialty Products segment improved $5.6 million and $.2 million, respectively. Earnings from the Government Products and Services segment for the first three months of 1995, when compared with the first three months of 1994, were $2.9 million lower.

 The gross profit percentage, excluding airbag royalties, of 23.4%, for the three months ended March 31, 1995 was down from the gross profit percentage of 24.8% for the comparable period in 1994. The decrease from the prior year is due to the change in the mix of government contracts and revenues from other operations.

   Government Products and Services. Revenue and earnings in the first quarter of 1995 decreased $5.4 million and $2.9 million, respectively, when compared with the same period in the prior year. These decreases are primarily due to a scheduled pricing reduction under the extended range munitions program, and also due to the timing of completion and shipments under other contracts.

   Airbag Royalties. Revenue from airbag royalties increased from $3.9 million in the first three months of 1994 to $6.3 million in the first three months of 1995. This increased royalty is primarily the result of increasing airbag implementation rates, both in terms of the number of vehicles containing airbags and the number of airbags installed in a given vehicle. (Also see "Other Matters" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations)

   Industrial Products. In the first three months of 1995 Industrial Products sales and earnings increased $14.2 million and $5.6 million, respectively, when compared with the first three months of 1994. Increases in sales resulted from increased orders and higher selling prices for stainless steel bars and rods and increased demand for ceramic insulator products along with an increase in market share. These increases partially were offset by lower welder products sales and earnings.

   Specialty Products. During the first three months of 1995, sales for the Specialty Products segment increased 22%, from $5.8 million to $7.1 million, while earnings increased from $.6 million to $.8 million, when compared with the same period in 1994. The increase in sales and earnings when compared with the prior year is primarily a result of the acquisition of a manufacturer of metal buttons in July 1994.

   Other. Interest expense in the first three months of 1995 increased slightly to $4.3 million, from $4.2 million in the comparable period in 1994. Corporate overhead decreased from $6.6 million to $2.8 million over the comparable period in 1994 due to a $4 million provision in the prior year for litigation costs related to resolution of claims in connection with airbag royalties being received from the licensee. The income tax provision for the first three months of 1995 was $3.1 million compared to a tax benefit of $4 million in the comparable period in 1994. The net income tax benefit in 1994 is the result of favorable state tax legislation which resulted in a $5.6 million reversal of state income taxes previously accrued.


 Financial Condition, Liquidity and Capital Resources

 At March 31, 1995, the Company had $2 million in cash and cash equivalents and net working capital of $82.9 million. Cash used in operating activities for the three months ended March 31, 1995 was $2.8 million. Cash generated from operations during the first three months of 1994 was $8.5 million, due primarily to decreases in receivables and increases in accrued expenses. Cash used for investing activities during the three months ended March 31, 1995 was $1.2 million for capital expenditures. Cash flow from financing activities of $3.3 million reflects an increase in investment from parent company and increase in proceeds from the revolving credit facilities.

 The Company along with its parent, Talley, in October 1993, completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of senior discount debentures due 2005, issued by Talley to yield 12.25% and $115 million of senior notes due 2003, with an interest rate of 10.75% issued by the Company, which was newly formed to hold the stock of all the operating subsidiaries of Talley (except for the subsidiaries holding Talley's real estate operations). In connection with this refinancing, the Company obtained a secured credit facility with institutional lenders, of which approximately $48 million was initially borrowed in connection with the refinancing discussed above.

 Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement.
 The facility consists of a five-year revolving credit facility of up to $40 million and a five-year $20 million term loan facility. At March 31, 1995 availability under the facility, based primarily on inventory and receivable levels, was $38.6 million, of which $29.7 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

 The Company anticipates that the present capital structure will support the long-term growth of its core businesses and permit the implementation of its strategy to use the portion of airbag royalties retained by the Company (after certain permitted distributions to Talley) and other available cash flow to reduce its total indebtedness.

 The Company is permitted (and intends) to distribute cash to its parent, Talley, for specified purposes and under certain other circumstances. These distributions will be made using funds available from operations and the secured credit facility. The payments include (but are not limited to) certain airbag royalties in excess of $10 million in any year (or in excess of such greater amount as would be required for the Company to meet a specified fixed charge coverage ratio) which will be used to redeem the Senior Discount Debentures issued by Talley and an annual distribution of up to $1.3 million for a period of five years to fund certain carrying and other costs associated with Talley's real estate operations. In addition, the Company is a party to a cost sharing agreement and a tax sharing agreement which will require the Company to reimburse Talley for certain ongoing general and administrative expenses and to make certain tax payments to Talley.

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


 Other Matters

 As more fully explained in the Commitments and Contingencies note to the December 31, 1994 Consolidated Financial Statements, litigation between the Company and TRW, Inc. (TRW), the buyer of the Company's airbag business and licensee of the Company's technology related thereto, has been pending since 1989. In mid-February 1994 TRW filed a new declaratory judgment action asserting claims already made in the existing action and further claiming the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and a $26.5 million one-time payment that TRW sent to the Company was valid, entitling it to terminate that airbag royalty and obtain a paid up license to use the Company's airbag technology. On March 1, the Company answered TRW's complaint and also filed counterclaims alleging that TRW had wrongfully terminated the license agreement, had intentionally interfered with the Company's business relationships and had failed to exert reasonable efforts to exploit the exclusive license granted to TRW by the Company.

 On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 19, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. On August 24, 1994 the Court refused TRW's motion to suspend the injunction. A trial of certain of the claims in the matter is presently in process. While it is not possible to predict the outcome of litigation, the Company believes that it has meritorious defenses to TRW's claims and that it will ultimately prevail. Therefore, management anticipates that the above-described action will be resolved without any material adverse impact on the results of operations, liquidity or financial position of the Company.

 As previously reported, a subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until March 1988. No lawsuit has been filed in this matter, but the Georgia Environmental Protection Division listed the site on its Hazardous Site Inventory in March, 1995. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

                       PART II - OTHER INFORMATION


 Item 1.  Legal Proceedings

 As more fully explained in the Commitments and Contingencies note to the December 31, 1994 Consolidated Financial Statements, litigation between the Company and TRW, Inc. (TRW), the buyer of the Company's airbag business and licensee of the Company's technology related thereto, has been pending since 1989. In mid-February 1994 TRW filed a new declaratory judgment action asserting claims already made in the existing action and further claiming the Company, through the actions of a subsidiary, breached a non-compete provision of the Asset Purchase Agreement by rendering services to competitors of TRW, and requesting among other things a court order that a contemporaneous notice and a $26.5 million one-time payment that TRW sent to the Company was valid, entitling it to terminate that airbag royalty and obtain a paid up license to use the Company's airbag technology. On March 1, the Company answered TRW's complaint and also filed counterclaims alleging that TRW had wrongfully terminated the license agreement, had intentionally interfered with the Company's business relationships and had failed to exert reasonable efforts to exploit the exclusive license granted to TRW by the Company.

 On March 14, 1994 the Company filed a Motion for an Order requiring TRW to make payment of all quarterly royalties until the lawsuit is finally resolved. The Company sought the Order to avoid the potential harm from cash flow interruption and/or potential loan covenant defaults caused by TRW's failure to pay scheduled royalty payments. A three day hearing on the Company's Motion was completed on May 3, 1994 and on May 19, 1994 the Court granted the Company's motion for a preliminary injunction. The Court ordered TRW to continue paying royalties to the Company pending conclusion of the lawsuit. On August 24, 1994 the Court refused TRW's motion to suspend the injunction. A trial of certain of the claims in the matter is presently in process. While it is not possible to predict the outcome of litigation, the Company believes that it has meritorious defenses to TRW's claims and that it will ultimately prevail. Therefore, management anticipates that the above-described action will be resolved without any material adverse impact on the results of operations, liquidity or financial position of the Company.

 In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company will be liable for approximately $1.1 million in taxes and interest for 1983. The Company believes the appellate court erred in its decision and the Company intends to vigorously litigate tax and interest assessments for 1984 and 1985, of $5.3 million. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against the Company for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.

 As previously reported, a subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until March 1988. No lawsuit has been filed in this matter, but the Georgia Environmental Protection Division listed the site on its Hazardous Site Inventory in March, 1995. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.



 Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

        27* Financial Data Schedule for Talley Manufacturing and Technology, Inc., March 31, 1995.

 * Documents marked with an asterisk are filed with this report.

 (b)  Reports on Form 8-K:

        There were no reports on Form 8-K filed for the three months ended March 31, 1995.

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



                                     TALLEY MANUFACTURING AND
                                     TECHNOLOGY, INC.
                                     (Registrant)






 Date:     May 8, 1995            By Kenneth May
                                     Kenneth May
                                     Vice President, Controller
                                     Principal Accounting
                                     Officer





 Date:     May 8, 1995            By Mark S. Dickerson
                                     Mark S. Dickerson
                                     Vice President, General
                                     Counsel and Secretary