Form 10-Q
period 1995-06-30
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1995-08-11
CIK 909783

Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

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

                                                Outstanding at
Class of Common Stock                            June 30, 1995
 $1.00 par value                                     1,000

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.



                                   INDEX


                                                          Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     June 30, 1995 and December 31, 1994                     1

   Consolidated Statement of Earnings -
     Three Months and Six Months Ended
     June 30, 1995 and 1994                                  2

   Consolidated Statement of Cash Flows -
     Six Months Ended June 30, 1995 and 1994                 3

   Consolidated Statement of Changes in Stockholders'
     Equity - Six Months Ended June 30, 1995 and 1994        4

   Notes to Consolidated Financial Statements               5-6

   Management's Discussion and Analysis                     7-11





Part II  Other Information


   Legal Proceedings                                       12-13

   Exhibits and Reports on Form 8-K                          14

   Signatures                                                15

                        PART I - FINANCIAL INFORMATION

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                         Consolidated Balance Sheet
                                (thousands)


                                            June 30,   December 31,
                                              1995         1994
ASSETS
  Cash and cash equivalents                 $  2,532     $  2,756
  Accounts receivable, net of allowance
    for doubtful accounts of $1,202,000
    at June 30, 1995 and $994,000 at
    December 31, 1994                         62,186       55,672
  Inventories, net                            72,023       66,069
  Deferred income taxes                          799          800
  Prepaid expenses                             9,493        7,523
    Current assets                           147,033      132,820

  Long-term receivables                       10,305       10,317
  Property, plant and equipment, net          46,145       45,920
  Intangibles                                 44,610       46,288
  Other assets                                 6,376        7,160
    Total assets                            $254,469     $242,505

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt      $  3,799     $  3,549
  Accounts payable                            26,034       25,560
  Accrued expenses                            30,599       28,620
  U.S. & foreign income taxes                    370            -
     Current liabilities                      60,802       57,729

  Long-term debt                             141,874      139,756
  Deferred income taxes                        6,658        6,655
  Other liabilities                            5,059        6,488
  Stockholders' equity:
    Preferred stock, $1 par value,
      authorized 100 shares:
      Series A, issued 4 shares - 1994;
      0 shares - 1995                              -            -
    Common stock, $1 par value,
      authorized 1,000 shares                      1            1
  Capital in excess of par value              18,834       18,366
  Foreign currency translation adjustment       (575)        (723)
  Retained earnings                           21,816       14,233
        Total stockholders' equity            40,076       31,877

          Total liabilities and
            stockholders' equity            $254,469     $242,505



The accompanying notes are an integral part of the financial statements.

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                    Consolidated Statement of Operations
                   (thousands, except per share amounts)




                           Three Months         Six Months
                              Ended                Ended
                             June 30,             June 30,
                          1995      1994       1995      1994

Sales                   $ 77,584  $57,808    $144,187  $113,424
Services                  15,060   15,403      29,535    30,924
Royalties                  7,645    4,872      14,213     8,851
                         100,289   78,083     187,935   153,199

Cost of sales             56,561   43,450     106,285    84,819
Cost of services          13,170   13,410      25,786    26,933
Selling, general,
  and administrative
  expenses                17,835   13,204      31,367    30,460
                          87,566   70,064     163,438   142,212
                          12,723    8,019      24,497    10,987

Other income (expense),
  net                       (354)     526        (217)      402
                          12,369    8,545      24,280    11,389

Interest expense          (4,565)  (4,379)     (8,863)   (8,594)
Earnings before
  income taxes             7,804    4,166      15,417     2,795
Income tax provision
  (benefit)                3,406    1,849       6,534    (2,115)
    Net earnings        $  4,398  $ 2,317    $  8,883  $  4,910


















The accompanying notes are an integral part of the financial statements.

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                    Consolidated Statement of Cash Flows
                                (thousands)


                                                Six Months Ended
                                                    June 30,
                                                 1995      1994

Cash and cash equivalents at beginning
  of year                                      $  2,756  $  6,417

Cash flows from operating activities:
  Net earnings                                    8,883     4,910
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes                  4    (5,605)
     Depreciation and amortization                4,487     4,946
     Gain on sale of property and equipment         (20)       (5)
     Other                                        1,131       811
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     (Increase) decrease in accounts receivable  (6,502)    4,793
     Increase in inventories                     (5,954)   (2,039)
     Increase in prepaid expenses                (2,012)   (2,893)
     Increase in accounts payable                   474       250
     Increase in accrued expenses                 2,269       258
     Increase (decrease) in U.S. & foreign
       income taxes                                (240)      430
     Decrease in other liabilities               (1,226)     (203)
     Other, net                                     143      (506)
      Cash flows from operating activities        1,437     5,147

Cash flows from investing activities:
  Purchases of property and equipment            (3,242)   (1,984)
  Proceeds from sale of property and equipment       45        45
   Cash flows from investing activities          (3,197)   (1,939)

Cash flows from financing activities:
  Dividends paid                                 (1,300)        -
  Increase in investment by Parent                4,468     2,601
  Redemption of 4 shares of Series A
    preferred stock                              (4,000)        -
  Repayment of long term-debt                  (242,479) (193,228)
  Proceeds from new long-term debt              244,847   183,204
   Cash flows from financing activities           1,536    (7,423)


Net decrease in cash and cash equivalents          (224)   (4,215)

Total cash and cash equivalents at June 30,    $  2,532  $  2,202



The accompanying notes are an integral part of the financial statements.

                             TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                     Consolidated Statement of Changes in Stockholders' Equity
                          For the Six Months Ended June 30, 1995 and 1994
                                            (thousands)




                                                                Capital in
                                          Preferred  Common     Excess of    Retained
                                            Stock     Stock     Par Value    Earnings
     BALANCE AT DECEMBER 31, 1993         $   -      $     1     $15,753     $ 3,018

     Net earnings                                                              4,910
     Contribution from Parent                                      2,601

     BALANCE AT JUNE 30, 1994             $   -      $     1     $18,354     $ 7,928


     BALANCE AT DECEMBER 31, 1994         $   -      $     1     $18,366     $14,233

     Net earnings                                                              8,883
     Contribution from Parent                                      4,468
     Dividends                                                                (1,300)
     Redemption of 4 shares of
       Series A preferred stock                                   (4,000)

     BALANCE AT JUNE 30, 1995             $   -      $     1     $18,834     $21,816



     The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

               Notes to Consolidated Financial Statements



 Note 1 - General

 In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994 and the results of operations for the three-month and six-month periods ended June 30, 1995 and 1994, and cash flows and changes in stockholders' equity for the six-month periods ended June 30, 1995 and 1994. Such results, however, may not be indicative of the results for the full year.

 For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report on Form
 10-K for the year ended December 31, 1994.


 Note 2 - Inventories

 Inventories are summarized as follows (in thousands):

                                       June 30,    December 31,
                                         1995          1994

   Raw materials and supplies           $14,405      $11,757
   Work-in-process                       14,628       11,733
   Finished goods                        24,473       24,616
   Inventories applicable to
     government contracts                18,517       17,963
                                        $72,023      $66,069


 Note 3 - Earnings Per Share

 The Company is a wholly owned subsidiary of Talley Industries, Inc. ("Talley"); accordingly, earnings per share information is not presented.


 Note 4 - Income Taxes

 In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled Talley to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied Talley's Petition for Review. Based on the appellate court decision, Talley will be liable for approximately $1.3 million in taxes and interest for 1983. The Company believes the appellate court erred in its decision and Talley intends to vigorously litigate tax and interest assessments for 1984 and 1985, of $5.3 million. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against Talley for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.


 Note 5 - Acquisition

 In July 1994, a subsidiary of the Company acquired certain assets of a manufacturer of metal buttons. The final purchase price was approximately $4.8 million, including cash of $2.1 million, 323,232 shares of Talley Common stock scheduled for issuance two years after closing, and certain liabilities assumed and acquisition costs incurred.


 Note 6 - Depreciation of Plant and Equipment

 During the first quarter of 1995, the Company completed a review of the fixed asset lives at its stainless steel production facility. The Company determined that as a result of actions taken to increase its preventive maintenance and programs initiated with its suppliers to increase the quality of their products, actual lives for certain asset categories were generally longer than the useful lives used for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of plant and equipment at its stainless steel production facility, effective January 1, 1995. The effect of this change in estimated useful lives reduced depreciation expense for the six months ended June 30, 1995 by approximately $812,000 and accordingly increased earnings before income taxes and extraordinary gain by the same amount.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


 The following table summarizes the Company's consolidated revenue and earnings (loss), by segment for the periods shown (in thousands):


                           Three Months        Six Months
                              Ended               Ended
                             June 30,            June 30,
                          1995       1994     1995       1994
REVENUES:

 Government Products
   and Services         $ 37,784   $35,454  $ 68,603   $ 71,712
 Airbag Royalty            7,300     3,909    13,576      7,805
 Industrial Products      46,521    30,835    89,941     60,035
 Specialty Products        8,684     7,885    15,815     13,647
                        $100,289   $78,083  $187,935   $153,199

OPERATING INCOME:

 Government Products
   and Services         $  3,388   $ 3,231  $  4,676   $  7,417
 Airbag Royalty            7,300     3,909    13,576      7,805
 Industrial Products       6,034     2,323    12,330      3,043
 Specialty Products          908       992     1,734      1,602
   Total operating
     income               17,630    10,455    32,316     19,867
 Corporate expense        (5,314)   (1,943)   (8,128)    (8,527)
 Non-segment interest
   income                     53        33        92         49
 Interest expense         (4,565)   (4,379)   (8,863)    (8,594)
   Earnings before
     income taxes       $  7,804   $ 4,166  $ 15,417   $  2,795


 Revenues for the six-month period ended June 30, 1995 increased $34.7 million from $153.2 million to $187.9 million, compared with the corresponding period in the prior year. The increase is primarily the result of continued improvement in the stainless steel market, along with increased airbag royalties received pursuant to the expanding demand for automotive airbags. These increases were partially offset by decreasing revenue in the Government Products and Services segment. The pretax earnings for the six months ended June 30, 1995 was $15.4 million compared with $2.8 million pretax earnings in the first six months of the previous year.

 Net earnings for the six months ended June 30, 1995 was $8.9 million, compared to $4.9 million net earnings for the first six months in 1994.

 Earnings from both the Industrial Products segment and the Airbag Royalty segment improved compared with the prior year. Earnings from the Industrial Products segment increased $9.3 million from $3.0 million to $12.3 million, while royalties in the Airbag Royalty segment increased by $5.8 million from $7.8 million in the first six months of 1994 to $13.6 million for the first six months of 1995. Earnings from the Government Products and Services segment for the first six months of 1995, when compared with the first six months of 1994, were $2.7 million lower, while earnings from the Company's Specialty Products segment improved $.1 million.

   Government Products and Services. Revenue and earnings in the first six months of 1995 decreased $3.1 million and $2.7 million, respectively, when compared with the same period in the prior year. These decreases are primarily due to a scheduled pricing reduction under the extended range munitions program, and also due to the timing of completion and shipments under other contracts. This segment continues to be impacted by the reduction of U.S. Defense spending.

   Airbag Royalties. Revenue from airbag royalties increased from $7.8 million in the first six months of 1994 to $13.6 million in the first six months of 1995. The increased royalty is primarily the result of increasing airbag implementation rates, both in terms of the number of vehicles containing airbags and the number of airbags installed in a given vehicle. (Also see "Other Matters" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations).

  Industrial Products. In the first six months of 1995 Industrial Products sales and earnings increased $29.9 million and $9.3 million, respectively, when compared with the first six months of 1994. Increases in sales resulted from increased orders and higher selling prices for stainless steel bars and rods and increased demand for ceramic insulator products, along with an increase in market share. These increases partially were offset by lower welder products sales and earnings.

   Specialty Products. During the first six months of 1995, sales for the Specialty Products segment increased 16%, from $13.6 million to $15.8 million, while earnings increased from $1.6 million to $1.7 million, when compared with the same period in 1994. The increase in sales and earnings when compared with the prior year is primarily a result of the acquisition of a manufacturer of metal buttons in July 1994.

 Other. Interest expense in the first six months of 1995 increased slightly to $8.9 million, from $8.6 million in the comparable period in 1994. Corporate overhead for 1995 and 1994 is above historical levels due to high litigation costs incurred in connection with the airbag Asset Purchase Agreement and License Agreement. The overhead expenses decreased slightly in 1995 from $8.5 million to $8.1 million when compared with the comparable period in 1994. The income tax provision for the first six months of 1995 was $6.5 million compared to a tax benefit of $2.1 million in the comparable period in 1994. The tax benefit in 1994 is the result of favorable state tax legislation which resulted in a $5.6 million reversal of state income taxes previously accrued.


 Financial Condition, Liquidity and Capital Resources

 At June 30, 1995, the Company had $2.5 million in cash and cash equivalents and net working capital of $86.2 million. Cash generated from operating activities for the six months ended June 30, 1995 was $1.4 million, primarily the result of increased earnings which were partially offset by increases in trade receivables, inventories and prepaid expenses. Cash generated from operations during the first six months of 1994 was $5.1 million. Cash used in investing activities during the six months ended June 30, 1995 was $3.2 million, consisting primarily of capital expenditures. Cash generated from financing activities of $1.5 million reflects a net increase in the revolving credit facility offset by a dividend to the Company's parent.

 In October 1993, the Company and its parent Talley completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by Talley to yield 12.25% and $115 million of Senior Notes due 2003, with an interest rate of 10.75% issued by the Company. In connection with this refinancing, the Company obtained a secured credit facility with institutional lenders.

 Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement.
 The facility consists of a five-year revolving credit facility of up to $40 million and a five-year $20 million term loan facility. At June 30, 1995 availability under the total facility was approximately $51.3 million, of which approximately $32.0 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

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

 Other Matters

 Litigation

 On June 27, 1995, the federal district court for the District of Arizona entered judgment against TRW Inc. in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed, in their entirety, TRW's claims against the Company while the jury reached a verdict in favor of the Company on its counterclaims against TRW, awarding the Company a total of $138 million. The award (which is in addition to (i) royalty payments of $24.4 million paid prior to the judgment and during the pendency of this action pursuant to an earlier preliminary injunction order, and (ii) attorneys' fees and recoverable costs relating to this litigation which the Company will seek to recover under the governing 1989 agreements) represents the jury's determination of the present value of the royalties that would otherwise have been paid to the Company by TRW for the period April 1, 1995 through April 2001.

 The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, by rendering services to competitors of TRW, and that TRW thereby became entitled to terminate airbag royalty payments to the Company (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the 1989 license agreement.

 TRW has filed its notice to appeal the judgment to the Ninth Circuit Court of Appeals, and on July 26, 1995 the federal district court for the District of Arizona granted a stay of enforcement of the judgment pending appeal upon the posting of a $175 million bond and the continuation of quarterly payments in the amount of royalties that would be due under the License Agreement. Upon affirmation of the judgment on appeal, TRW would be required to pay the judgment plus interest (which the court ruled will accrue from June 27, 1995 at the rate specified by the 1989 license agreement - prime rate plus five percent), offset by the continued royalty payments ordered by the court. TRW has sought and the Ninth Circuit Court has denied emergency review of the court's order requiring the continued payment of the quarterly payments pending appeal. The denial of emergency relief by the Ninth Circuit Court of Appeals is without prejudice to an appeal by TRW from the district court's order.

 Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW intentionally interfered with certain of its business relationships, failed to exert reasonable efforts to exploit the exclusive technology license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. It is currently anticipated that these remaining claims will come to trial in January 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

 As previously reported, a subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until March 1988. No lawsuit has been filed in this matter, but the Georgia Environmental Protection Division listed the site on its Hazardous Site Inventory in March 1995. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

                        PART II - OTHER INFORMATION


 Item 1.  Legal Proceedings

 On June 27, 1995, the federal district court for the District of Arizona entered judgment against TRW Inc. in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed, in their entirety, TRW's claims against the Company while the jury reached a verdict in favor of the Company on its counterclaims against TRW, awarding the Company a total of $138 million. The award (which is in addition to (i) royalty payments of $24.4 million paid prior to the judgment and during the pendency of this action pursuant to an earlier preliminary injunction order, and (ii) attorneys' fees and recoverable costs relating to this litigation which the Company will seek to recover under the governing 1989 agreements) represents the jury's determination of the present value of the royalties that would otherwise have been paid to the Company by TRW for the period April 1, 1995 through April 2001.

 The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, by rendering services to competitors of TRW, and that TRW thereby became entitled to terminate airbag royalty payments to the Company (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the 1989 license agreement.

 TRW has filed its notice to appeal the judgment to the Ninth Circuit Court of Appeals, and on July 26, 1995 the federal district court for the District of Arizona granted a stay of enforcement of the judgment pending appeal upon the posting of a $175 million bond and the continuation of quarterly payments in the amount of royalties that would be due under the License Agreement. Upon affirmation of the judgment on appeal, TRW would be required to pay the judgment plus interest (which the court ruled will accrue from June 27, 1995 at the rate specified by the 1989 license agreement - prime rate plus five percent), offset by the continued royalty payments ordered by the court. TRW has sought and the Ninth Circuit Court has denied emergency review of the court's order requiring the continued payment of the quarterly payments pending appeal. The denial of emergency relief by the Ninth Circuit Court of Appeals is without prejudice to an appeal by TRW from the district court's order.

 Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW intentionally interfered with certain of its business relationships, failed to exert reasonable efforts to exploit the exclusive technology license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. It is currently anticipated that these remaining claims will come to trial in January 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

 In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled Talley to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied Talley's Petition for Review. Based on the appellate court decision, the Company will be liable for approximately $1.3 million in taxes and interest for 1983. The Company believes the appellate court erred in its decision and Talley intends to vigorously litigate tax and interest assessments for 1984 and 1985, of $5.3 million. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against Talley for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.

 As previously reported, a subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until March 1988. No lawsuit has been filed in this matter, but the Georgia Environmental Protection Division listed the site on its Hazardous Site Inventory in March 1995. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

 Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

        27*   Financial Data Schedule for Talley Manufacturing
               and Technology, Inc., June 30, 1995.


 *   Documents marked with an asterisk are filed with this report.



 (b) Reports on Form 8-K:

     A report dated June 27, 1995 related to the judgment in the case of TRW Inc. v. Talley Industries, Inc., et al was filed on July 12, 1995.

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



                                     TALLEY MANUFACTURING AND
                                     TECHNOLOGY, INC.
                                     (Registrant)






 Date:   August 10, 1995          By Kenneth May
                                     Kenneth May
                                     Vice President, Controller
                                     Principal Accounting
                                     Officer





 Date:   August 10, 1995          By Mark S. Dickerson
                                     Mark S. Dickerson
                                     Vice President
                                     and Secretary