Form 10-Q
period 1995-09-30
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1995-11-09
CIK 909783

Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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

                                                   Outstanding at
Class of Common Stock                            September 30, 1995
 $1.00 par value                                      1,000

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.



                                   INDEX


                                                          Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     September 30, 1995 and December 31, 1994                1

   Consolidated Statement of Earnings -
     Three Months and Nine Months Ended
     September 30, 1995 and 1994                             2

   Consolidated Statement of Cash Flows -
     Nine Months Ended September 30, 1995 and 1994           3

   Consolidated Statement of Changes in Stockholders'
     Equity - Nine Months Ended September 30, 1995
     and 1994                                                4

   Notes to Consolidated Financial Statements               5-6

   Management's Discussion and Analysis                     7-11





Part II  Other Information


   Legal Proceedings                                       12-13

   Exhibits and Reports on Form 8-K                          14

   Signatures                                                15

                        PART I - FINANCIAL INFORMATION

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                         Consolidated Balance Sheet
                                (thousands)


                                         September 30,  December 31,
                                              1995          1994
ASSETS
  Cash and cash equivalents                $  2,554       $  2,756
  Accounts receivable, net of allowance
    for doubtful accounts of $1,268,000
    at September 30, 1995 and $994,000
    at December 31, 1994                     58,982         55,672
  Inventories                                77,983         66,069
  Deferred income taxes                         799            800
  Prepaid expenses                            8,737          7,523
    Current assets                          149,055        132,820

  Long-term receivables                      10,428         10,317
  Property, plant and equipment, net         46,009         45,920
  Intangibles                                44,187         46,288
  Other assets                                5,908          7,160
    Total assets                           $255,587       $242,505

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current maturities of long-term debt     $  3,788       $  3,549
  Accounts payable                           30,626         25,560
  Accrued expenses                           34,801         28,010
  U.S. & foreign income taxes                   414            610
     Current liabilities                     69,629         57,729

  Long-term debt                            128,624        139,756
  Deferred income taxes                       6,661          6,655
  Other liabilities                           4,359          6,488
  Stockholders' equity:
    Preferred stock, $1 par value,
      authorized 100 shares:
      Series A, issued 4 shares - 1994;
      0 shares - 1995                             -              -
    Common stock, $1 par value,
      authorized 1,000 shares                     1              1
  Capital in excess of par value             20,847         18,366
  Foreign currency translation adjustment      (411)          (723)
  Retained earnings                          25,877         14,233
        Total stockholders' equity           46,314         31,877

          Total liabilities and
            stockholders' equity           $255,587       $242,505




The accompanying notes are an integral part of the financial statements.

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                     Consolidated Statement of Earnings
                   (thousands, except per share amounts)




                               Three Months        Nine Months
                                  Ended               Ended
                              September 30,       September 30,
                              1995      1994     1995      1994

Sales                       $69,207   $61,300  $213,394  $174,724
Services                     14,706    14,459    44,241    45,383
Royalties                     6,658     4,284    20,871    13,135
                             90,571    80,043   278,506   233,242

Cost of sales                52,908    43,673   159,193   128,492
Cost of services             12,938    12,677    38,724    39,610
Selling, general and
 administrative expenses     12,839    14,702    44,206    45,162
                             78,685    71,052   242,123   213,264
                             11,886     8,991    36,383    19,978

Other income (expense), net    (802)      149    (1,019)      551
                             11,084     9,140    35,364    20,529

Interest expense              4,227     4,294    13,090    12,888
Earnings before income taxes  6,857     4,846    22,274     7,641
Income tax provision
 (benefit)                    2,796     1,859     9,330      (256)
    Net earnings            $ 4,061   $ 2,987  $ 12,944  $  7,897





















The accompanying notes are an integral part of the financial statements.

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                    Consolidated Statement of Cash Flows
                                (thousands)


                                                Nine Months Ended
                                                  September 30,
                                                 1995      1994

Cash and cash equivalents at beginning
  of year                                      $  2,756  $  6,417

Cash flows from operating activities:
  Net earnings                                   12,944     7,897
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes                  7    (5,601)
     Depreciation and amortization                6,558     7,318
     Gain on sale of property and equipment        (123)     (127)
     Other                                        2,690     1,813
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     (Increase) decrease in accounts receivable  (3,421)    9,603
     Increase in inventories                    (11,816)     (163)
     Increase in prepaid expenses                (1,371)     (720)
     Increase in accounts payable                 5,066     1,645
     Increase (decrease) in accrued expenses      5,359      (678)
     Increase (decrease) in U.S. & foreign
       income taxes                                (196)      540
     Decrease in other liabilities               (1,099)        -
     Other, net                                    (177)     (963)
      Cash flows from operating activities       14,421    20,564

Cash flows from investing activities:
  Purchase of assets of acquired business             -    (5,425)
  Purchases of property and equipment            (5,078)   (2,532)
  Proceeds from sale of property and equipment      797       202
   Cash flows from investing activities          (4,281)   (7,755)

Cash flows from financing activities:
  Increase in investment by Parent                6,481     4,279
  Dividends paid                                 (1,300)        -
  Redemption of 4 shares of Series A
    preferred stock                              (4,000)        -
  Repayment of long term-debt                  (364,170) (294,225)
  Proceeds from new long-term debt              352,647   273,204
   Cash flows from financing activities         (10,342)  (16,742)


Net decrease in cash and cash equivalents          (202)   (3,933)

Total cash and cash equivalents at Sept. 30,   $  2,554  $  2,484



The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

         Consolidated Statement of Changes in Stockholders' Equity
           For the Nine Months Ended September 30, 1995 and 1994
                                (thousands)





                                            Capital in
                                 Common     Excess of     Retained
                                  Stock     Par Value     Earnings

BALANCE AT DECEMBER 31, 1993     $     1     $15,753      $ 3,018

Net earnings                                                7,897
Contribution from Parent                       4,279

BALANCE AT SEPTEMBER 30, 1994    $     1     $20,032      $10,915


BALANCE AT DECEMBER 31, 1994     $     1     $18,366      $14,233

Net earnings                                               12,944
Contribution from Parent                       6,481
Dividends                                                  (1,300)
Redemption of 4 shares of
  Series A preferred stock                    (4,000)

BALANCE AT SEPTEMBER 30, 1995    $     1     $20,847      $25,877
























The accompanying notes are an integral part of the financial statements.

                TALLEY MANUFACTURING AND TECHNOLOGY, INC.

               Notes to Consolidated Financial Statements



 Note 1 - General

 In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994 and the results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994, and cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 1995 and 1994. Such results, however, may not be indicative of the results for the full year.

 For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report on Form
 10-K for the year ended December 31, 1994.


 Note 2 - Inventories

 Inventories are summarized as follows (in thousands):

                                   September 30,   December 31,
                                        1995           1994

   Raw materials and supplies        $16,392         $11,757
   Work-in-process                    14,312          11,733
   Finished goods                     27,140          24,616
   Inventories applicable to
     government contracts             20,139          17,963
                                     $77,983         $66,069


 Note 3 - Earnings Per Share

 The Company is a wholly owned subsidiary of Talley Industries, Inc. ("Talley"); accordingly, earnings per share information is not presented.

 Note 4 - Income Taxes

 In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled Talley to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied Talley's Petition for Review. Based on the appellate court decision, Talley paid approximately $1.3 million in taxes and interest for the period ending March 31, 1983. The Company believes the appellate court erred in its decision; however, Talley held discussions with state authorities in an effort to resolve the dispute for the periods ending on December 31, 1984 and 1985. The tax and related interest assessment in dispute is approximately $5.0 million. If Talley is unsuccessful in reaching an agreement with the state, it intends to vigorously litigate the tax and interest assessment. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against Talley for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.


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


 Note 6 - Depreciation of Plant and Equipment

 During the first quarter of 1995, the Company completed a review of the fixed asset lives at its stainless steel production facility. The Company determined that as a result of actions taken to increase its preventive maintenance and programs initiated with its suppliers to increase the quality of their products, actual lives for certain asset categories were generally longer than the useful lives used for depreciation purposes. Therefore, the Company extended the estimated useful lives of certain categories of plant and equipment at its stainless steel production facility, effective January 1, 1995. The effect of this change in estimated useful lives reduced depreciation expense for the nine months ended September 30, 1995 by approximately $1.2 million and accordingly increased earnings before income taxes by the same amount.

                TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations


 The following table summarizes the Company's consolidated revenue and earnings, by segment for the periods shown (in thousands):


                           Three Months         Nine Months
                              Ended                Ended
                           September 30,       September 30,
                          1995       1994     1995       1994
REVENUES:

 Government Products
   and Services         $30,494    $33,909  $ 99,097   $105,621
 Airbag Royalty           6,401      4,168    19,977     11,973
 Industrial Products     45,593     33,825   135,534     93,860
 Specialty Products       8,083      8,141    23,898     21,788
                        $90,571    $80,043  $278,506   $233,242

OPERATING INCOME:

 Government Products
   and Services         $ 1,901    $ 4,662  $  6,577   $ 12,079
 Airbag Royalty           6,401      4,168    19,977     11,973
 Industrial Products      5,419      2,079    17,749      5,122
 Specialty Products         809        942     2,543      2,544
   Total operating
     income              14,530     11,851    46,846     31,718
 Corporate expense       (3,497)    (2,711)  (11,625)   (11,238)
 Non-segment interest
   income                    51          -       143         49
 Interest expense        (4,227)    (4,294)  (13,090)   (12,888)
   Earnings before
     income taxes       $ 6,857    $ 4,846  $ 22,274   $  7,641


 Revenues for the nine-month period ended September 30, 1995 increased $45.3 million from $233.2 million to $278.5 million, compared with the corresponding period in the prior year. The increase is primarily the result of continued improvement in the stainless steel market, along with increased airbag royalties received as a result of the expanding demand for automotive airbags. These increases were partially offset by decreasing revenue in the Government Products and Services segment. The pretax earnings for the nine months ended September 30, 1995 were $22.3 million compared with $7.6 million pretax earnings in the first nine months of the previous year.

 Net earnings for the nine months ended September 30, 1995 were $12.9 million, compared to $7.9 million net earnings for the nine months in 1994.

 Earnings from both the Industrial Products segment and the Airbag Royalty segment improved compared with the prior year. Earnings from the Industrial Products segment increased $12.6 million from $5.1 million to $17.7 million, while royalties in the Airbag Royalty segment increased by $8.0 million from $12.0 million in the first nine months of 1994 to $20.0 million for the first nine months of 1995. Earnings from the Government Products and Services segment for the nine months ended September 30, 1995, when compared with the comparable nine months of 1994, were $5.5 million lower, while earnings from the Company's Specialty Products segment are comparable to prior year.

   Government Products and Services. Revenue and earnings for the nine months ended September 30, 1995 decreased $6.5 million and $5.5 million, respectively, when compared with the same period in the prior year. These decreases reflect the continuing reduction in U.S. Defense spending along with the timing of completion and shipments under certain other contracts.

   Airbag Royalties. Revenue from airbag royalties increased from $12.0 million in the first nine months of 1994 to $20.0 million in the comparable nine months of 1995. The increased royalty is primarily the result of increasing airbag implementation rates, both in terms of the number of vehicles containing airbags and the number of airbags installed in a given vehicle. (Also see "Other Matters" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations).

  Industrial Products. In the nine-month period ended September 30, 1995 Industrial Products sales and earnings increased $41.7 million and $12.6 million, respectively, when compared with the comparable period in 1994. Increases in sales resulted from increased orders and higher selling prices for stainless steel bars and rods and increased demand for ceramic insulator products, along with an increase in market share.

   Specialty Products. During the first nine months of 1995, sales for the Specialty Products segment increased 9.6%, from $21.8 million to $23.9 million, while earnings are comparable to the same period in 1994. The increase in sales when compared with the prior year is primarily a result of the acquisition of a manufacturer of metal buttons in July 1994.

   Other. Interest expense for the nine months ended September 30, 1995 increased slightly to $13.1 million, from $12.9 million in the comparable period in 1994. Corporate overhead for 1995 and 1994 is above historical levels due to high litigation costs incurred in connection with the airbag Asset Purchase Agreement and License Agreement. The overhead expenses increased slightly in the first nine months of 1995 from $11.2 million to $11.6 million when compared with the comparable period in 1994. The income tax provision for the first nine months of 1995 was $9.3 million compared to a tax benefit of $.3 million in the comparable period in 1994. The tax benefit in 1994 is the result of favorable state tax legislation which resulted in a $5.6 million reversal of state income taxes previously accrued.


 Financial Condition, Liquidity and Capital Resources

 At September 30, 1995, the Company had $2.6 million in cash and cash equivalents and net working capital of $79.4 million. Cash generated from operating activities for the nine months ended September 30, 1995 was $14.4 million, primarily the result of increased earnings which were partially offset by increases in trade receivables, inventories and prepaid expenses, net of increases in accounts payable and accrued expenses. Cash generated from operations during the nine months of 1994 was $20.6 million. Cash used in investing activities during the nine months ended September 30, 1995 was $4.3 million, consisting primarily of capital expenditures. Cash used in financing activities of $10.3 million reflects a net decrease in the revolving credit facility and a dividend to the Company's parent, as well as the redemption of preferred stock.

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

 Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement.
 The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At September 30, 1995 availability under the total facility was approximately $48.6 million, of which approximately $19.5 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

 The Company anticipates that the present capital structure will support the long-term growth of its core businesses and permit the implementation of its strategy to use the portion of airbag royalties retained by the Company (after certain permitted distributions to Talley) and other available cash flow to reduce its total indebtedness.

 The Company is permitted (and intends) to distribute cash to its parent, Talley, for specified purposes and under certain other circumstances. These distributions will be made using funds available from operations and the secured credit facility. The payments include (but are not limited to) certain airbag royalties in excess of $10.0 million in any year (or in excess of such greater amount as would be required for the Company to meet a specified fixed charge coverage ratio) which will be used to redeem the Senior Discount Debentures issued by Talley and an annual distribution of up to $1.3 million for a period of five years to fund certain carrying and other costs associated with Talley's real estate operations. In addition, the Company is a party to a cost sharing agreement and a tax sharing agreement which will require the Company to reimburse Talley for certain ongoing general and administrative expenses and to make certain tax payments to Talley.

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

 Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW failed to exert reasonable efforts to exploit the exclusive technology license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. It is currently anticipated that these remaining claims will come to trial early in 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

 As previously reported, the Company had been identified as a potentially responsible party by another company in connection with the Laurel Park Landfill in Naugatuck, Connecticut. Management's review indicated that the Company sent ordinary rubbish and off-specification plastic parts to this landfill and did not send any hazardous waste to the site. In October 1995 the Company settled the matter, including a payment by the Company that was not material to the results of operations or financial position of the Company.

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

 Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW failed to exert reasonable efforts to exploit the exclusive technology license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. It is currently anticipated that these remaining claims will come to trial in January 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

 In September 1994, the Arizona Court of Appeals reversed a 1992 Arizona Tax Court ruling that entitled Talley to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied Talley's Petition for Review. Based on the appellate court decision, the Company will be liable for approximately $1.3 million in taxes and interest for the period ending March 31, 1983. The Company believes the appellate court erred in its decision; however, Talley held discussions with state authorities in an effort to resolve the dispute for the periods ending on December 31, 1984 and 1985. The tax and related interest assessment in dispute is approximately $5.0 million. If Talley is unsuccessful in reaching an agreement with the state, it intends to vigorously litigate the tax and interest assessment. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against Talley for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.

 As previously reported, the Company had been identified as a potentially responsible party by another company in connection with the Laurel Park Landfill in Naugatuck, Connecticut. Management's review indicated that the Company sent ordinary rubbish and off-specification plastic parts to this landfill and did not send any hazardous waste to the site. In October 1995 the Company settled the matter, including a payment by the Company that was not material to the results of operations or financial position of the Company.

 Item 6.  Exhibits and Reports on Form 8-K

 (a) Exhibits:

        27*   Financial Data Schedule for Talley Manufacturing
               and Technology, Inc., September 30, 1995.


 *   Documents marked with an asterisk are filed with this report.



 (b) Reports on Form 8-K:

     A report dated June 27, 1995 related to the judgment in the case of TRW Inc. v. Talley Industries, Inc., et al, was filed on July 12, 1995.

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



                                     TALLEY MANUFACTURING AND
                                     TECHNOLOGY, INC.
                                     (Registrant)






 Date:  November 8, 1995          By Kenneth May
                                     Kenneth May
                                     Vice President, Controller
                                     Principal Accounting
                                     Officer





 Date:  November 8, 1995          By Mark S. Dickerson
                                     Mark S. Dickerson
                                     Vice President
                                     and Secretary