Form 10-K405
period 1995-12-31
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1996-03-01
CIK 909783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended December 31, 1995
                                    OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]
           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by court.   Yes[   ]  No[   ]
                    DOCUMENTS INCORPORATED BY REFERENCE

                                   None

                    OMISSION OF INFORMATION BY CERTAIN
                         WHOLLY-OWNED SUBSIDIARIES

     The registrant  meets the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and therefore is filing this Form with the reduced disclosure format.  Items 10, 11, 12 and 13 have been omitted.

Table of Contents

                                                               Page
Part I

  Item 1.  Business

            (a) Developments since January 1, 1995             I-1
            (b) Financial Information About Industry
                  Segments                                     I-2
            (c) Narrative Description of Business              I-2
            (d) Financial Information about Foreign and
                  Domestic Operations and Export Sales        I-25
            (e) Executive Officers of the Registrant          I-25

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

 Item 12.  Security Ownership of Certain Beneficial
             Owners and Management                           III-1

 Item 13.  Certain Relationships and Related Transactions    III-1


Part IV

 Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                              IV-1


           Signatures                                         IV-2

                                  PART I



Item 1.  Business.

(a)  Developments since January 1, 1995.

   On June 27, 1995, the federal district court for the District of Arizona entered judgment against TRW Inc. in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed all claims asserted by TRW, against the Company while the jury reached a verdict in favor of the Company on its counterclaims against TRW, awarding the Company a total of $138 million. TRW has filed an appeal of the judgment to the Ninth Circuit Court of Appeals on which oral argument was heard on February 14, 1996. On January 26, 1996 the federal district court awarded the Company $7.1 million in attorneys' fees and expenses incurred in this litigation. The Company anticipates that TRW will appeal this award. (Also see Commitments and Contingencies note to the Company's Consolidated Financial Statements, included in a separate section of this report).
   On February 2, 1996 Talley Industries, Inc.'s Board of
Directors approved a transaction providing for the immediate conversion of all of the Talley Industries Inc. Series D Cumulative Convertible Preferred stock (120,293 shares) into 1,905,849 shares of Talley Common Stock. Talley Industries, Inc. completed the conversion and issued the Common stock as of February 16, 1996.
The conversion automatically extinguishes all unpaid dividends on that stock totaling approximately $2.6 million as of December 31, 1995.

(b)  Financial Information about Industry Segments.

   A segment description along with tables showing sales and operating income for each of the last five years, and identifiable assets for each of the last three years attributable to each of the Company's five business segments in continuing operations, including the year ended December 31, 1995, are incorporated by reference to the material appearing in the Notes to Consolidated Financial Statements on pages F-34 through F-39 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report. For an additional discussion of segment operations, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-2 through F-11 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report.

(c)  Narrative Description of Business.

General
   In July 1993, Talley Manufacturing and Technology, Inc. ("the Company", or "Talley Manufacturing"), a wholly owned subsidiary of Talley Industries, Inc., ("Talley") was formed with the issuance of 1,000 shares of common stock. The formation of the Company was in connection with an offering, in October, 1993, of Senior Notes by the Company and Senior Discount Debentures by Talley. Concurrently with the issuance of these securities, Talley contributed the capital stock of its operating subsidiaries (other than its real estate operations) to the Company, which also assumed a substantial portion of Talley's indebtedness and liabilities. At the same time, the Company entered into a new credit facility with certain institutional lenders. The Senior Notes were guaranteed by substantially all of the Company's subsidiaries. For an additional discussion see "Basis of Presentation" on page F-17 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report.
   The Company is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW, Inc. ("TRW") which provides the Company with a quarterly payment through April 30, 2001 for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The Company's Industrial Products segment manufactures and distributes stainless steel products, high-voltage ceramic insulators used in power transmission and distribution systems, and specialized welding equipment and systems. The Company's Specialty Products segment manufactures and sells aerosol insecticides, air fresheners and sanitizers for the commercial and agricultural markets, and custom designed metal buttons for military and commercial uniforms and upscale fashion apparel.

(1)  Government Products and Services Segment.
   The Company's Government Products and Services segment provides a wide range of products and services for government programs. The majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or improve performance. Products manufactured by the Company which have significant replacement requirements include items having finite shelf lives, such as propellants for pilot ejection seats, as well as products regularly consumed in training and combat situations. Many of the Company's existing products and its new product development efforts are focused on mobile, tactical and "smart" military weapons and systems. The Company is developing new technologies that will enable it to re-enter the automotive airbag market which it pioneered prior to the sale of that business segment to TRW, Inc. in 1989. The Company provides a broad range of architectural and engineering design consulting services for the U.S. Navy, commercial clients and shipyards, and has most recently been expanding its design services into the environmental protection market.

Solid Propellant Devices and Related Products
   A majority of the products manufactured by the Company's Government Products and Services segment are based upon the Company's core technologies and expertise in the design and manufacture of propellants and related products. Propellants are solid fuels which, when ignited, produce a specified thrust or volume of gas for a designated period. The Company's propellant products are typically custom designs developed by the Company in response to customers' technical requirements and specifications.
   The following sets forth a brief summary of several of the solid propellant devices and related products manufactured by the
Company:

           > Pilot Ejection Systems. The Company manufactures ejection seats and related propellant devices for aircraft ejection systems in high performance military aircraft. The Company also manufactures escape systems for a number of foreign aircraft.
           > Rocket Motors. The Company manufactures a wide range of rocket motors and rocket catapults. These products include booster rockets for decoy missiles, as well as for unmanned vehicles. The Company also manufactures rocket catapults and rocket motors for its aircraft escape systems.
           > Gas Generators. The Company manufactures a broad range of solid propellant gas generators. These products provide pneumatic power for guidance and control systems, hydraulic systems, and safe and arming devices on a wide range of missile systems.
           > Extended Range Munitions Components. The Company's extended range munitions components utilize propellant technologies to dramatically extend the range of U.S. artillery. The Company's extended range munitions utilize a solid propellant to reduce drag or rocket assist to provide thrust to extend the range of new howitzer artillery.
           > Dispersion Systems. The Company pioneered the use of airbag technologies for modern munitions delivery systems. The Company's dispersion systems utilize airbag assemblies to eject submunitions from carrier missile systems.
           > Weapons Systems. These weapon systems include a light anti-armor weapon for the U.S. Navy and a light-weight disposable version of a U.S. Marine Corps shoulder-launched weapon system for the U.S. Army.
                                    I-5

           > Ejector Racks. These ejection racks enable helicopter pilots to discard munitions, missiles or extra fuel in emergency situations.
           > Countermeasure Systems. The Company manufactures several training and combat countermeasure systems for naval, aircraft and submarine applications. Countermeasure systems are designed to divert incoming weapons from their targets.
           > Insensitive Munitions. The Company develops and manufactures propellant products which are being qualified to meet certain rigorous safety requirements. These munitions are generally insensitive to shock, puncture, high temperatures and pressure.
           > Electro Explosive Devices ("EED"). Electro-explosive devices manufactured by the Company include rocket motor igniters, explosive bolts and separation nuts and booster cartridges, as well as initiators for these and other components.
           > Automotive Airbag Products. The Company is re-entering the automotive airbag market, made possible by the expiration of the five-year non-compete clause of the TRW Asset Purchase Agreement. New products include advanced, non-sodium azide inflators and an inflatable seat belt.

High Reliability Electronic Products
   The Company designs and manufactures specialized electronic display and monitoring devices, electromechanical instruments and components, and high performance cable assemblies which are used by the aerospace and defense industries. The Company's products are designed to perform at a high level of reliability, conform to tight tolerance specifications and withstand harsh operating environments. The following sets forth a brief summary of the primary electronic products manufactured by the Company:
           > Air Traffic Control Systems. The Company has supplied electronic displays to the Federal Aviation Administration ("FAA") for over 20 years for use in certain air traffic control applications, and is currently the sole supplier of video mapper systems to the FAA. The Company's proprietary video mappers superimpose accurate, high resolution electronic map images, including ground topography and weather, onto radar screens which are used by both commercial and military air traffic controllers to coordinate the position of aircraft.
           > Airborne Flight Data Recorders. The Company is a manufacturer of flight data recorders that are used on military aircraft. These flight data recorders are used to evaluate training simulations and record flight information, and are designed to maintain data integrity in the event of a crash.
           > Safe and Arming Devices. The Company manufactures electronic and electromechanical devices which are used to safely control, arm and fire warheads on torpedoes and missiles. These products are designed to meet a high standard for safety requirements.
           > Indicators. The Company is a producer of elapsed time indicators, event counters and fault indicators, with a significant share of the domestic aerospace market. The Company's indicator products are capable of functioning with a high degree of accuracy and are built to withstand the harsh operating environment present in aerospace applications.
           > Interconnect Products. The Company also designs, manufactures and sells high quality interconnect products and accessories for military, aerospace and commercial marketplaces. These products include high voltage silicone wire and cable, multi-pin high and low voltage connector and cable assembly interconnection systems, and triax and coax high voltage connections and cable assemblies. The major applications for these products include medical equipment, radar and CRT displays, electronic countermeasure systems and power supplies.

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

Navy's Hazardous Material Afloat program. The Company maintains separate segments to meet the different technical, performance and administrative needs of its customers.
   Direct contracts with the U.S. Navy currently account for a majority of the Company's naval architecture and marine engineering revenue, with additional revenue attributable to subcontracts under Navy contracts. The remaining revenues are derived from commercial shipyards or industrial customers for ship and other marine design
services.   The majority of the Company's contracts with the U.S.
Navy are cost plus a fixed fee. Under these contracts, the Company is reimbursed for its actual costs plus a percentage fee based on the estimated costs in the original contract.
   The demand for design services for the U.S. Navy is largely driven by the number of new ship classes being developed or older classes being retrofitted, versus the actual number of ships within a class being built or operated. The majority of engineering and detail design costs are incurred with the introduction of a new class of ship or the retrofit of one or more ships of an existing class.

Marketing
   The Company markets its government products and services directly to the Department of Defense, other U.S. government departments, foreign government agencies, and other contractors. The Company's marketing strategy focuses on those contracts and programs which are likely to be emphasized in the current defense environment and for which the Company has a competitive advantage in technology and expertise.

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

Competition
   Competition for the Company's government products and services varies widely. The markets for several of the Company's products and services are highly competitive, and many of the Company's competitors have greater financial resources than the Company. However, the Company also competes in a variety of small niche markets. Production of the products within these markets frequently requires government/product qualification, which can be
costly and time-consuming to obtain.   Once a contract has been
awarded, the relatively small size of these markets often discourages additional suppliers from pursuing qualification. Within these markets the Company is occasionally a sole supplier.
   The market for the Company's electronics components products is highly competitive. The Company believes that it shares the market for aerospace elapsed time indicators, fault indicators and events counters primarily with one competitor. The Company believes that its safe and arming devices compete with several companies.

   The Company believes that its market for naval architectural and marine engineering services is served by the Company and a small number of other major firms. These companies actively compete with each other, and to a lesser extent with smaller design firms, for U.S. Navy programs, foreign contracts and subcontracts with private shipyards.

Government Contract Matters
   A high percentage of the Company's government defense contracts are fixed-price contracts. The Company's naval architecture and marine engineering contracts are generally cost reimbursable. Although the Company's fixed-price contracts generally permit the Company to retain unexpected profits if costs are less than projected, the Company bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on a particular contract. From time to time the Company accepts fixed-price contracts for products that have not been previously developed. In such cases, the Company is subject to the risk of delays and cost over-runs. Under U.S. Government regulations, certain costs, including financing and interest costs and foreign marketing expenses, are not allowable. The U.S. Government also regulates the methods under which costs are allocated to Government contracts. With respect to U.S. Government contracts that are obtained pursuant to an open bid process and therefore result in a firm fixed price, the Government has no right to renegotiate any profits earned thereunder. In Government contracts where the price is negotiated at a fixed price rather than on a cost-plus basis, as long as the financial and pricing information supplied to the Government is current, accurate and complete, the

Government has no right to renegotiate any profits earned thereunder. However, if the Government later conducts an audit of the contractor and determines that such data was inaccurate, or incomplete or not current, the Government may initiate an action to recover the amount of any significantly overstated costs plus applicable profit or fee and interest. If the submission of inaccurate, incomplete or not current data was knowingly made, then the Government may seek to recover an additional penalty equal to the amount of the overstated costs; and if the submission was willful or intentional the Government may seek additional penalties and damages. Certain cost reimbursement contracts are also subject to review and price adjustment by the Government.
   U.S. Government contracts are, by their terms, subject to termination by the Government either for its convenience or for default by the contractor. Fixed-price contracts provide for payment upon termination for items delivered to and accepted by the Government. If the termination is for convenience, fixed-price contracts provide for payment of the contractor's costs incurred plus the costs of settling and paying claims by terminated subcontractors, other settlement expenses and a reasonable profit
on its incurred performance costs.   However, if a fixed-price
contract termination is for default, (i) the contractor is paid such amount as may be agreed upon for completed and partially completed products and services accepted by the Government, (ii) the Government is not liable for the contractor's costs with respect to unaccepted items and is entitled to repayment of advance payments and progress payments, if any, related to the terminated portions of the contracts and (iii) the contractor may be liable for excess costs incurred by the Government in procuring undelivered products and services from another source. Foreign defense contracts generally contain comparable provisions relating to termination at the convenience of the government.
   Companies supplying defense-related products and services to the U.S. Government are subject to certain additional business risks unique to that industry. These risks include: the ability of the Government to unilaterally suspend the Company from new contracts pending resolution of alleged violations of certain procurement laws or regulations; procurements which are dependent upon appropriated funds by the Government; changes in the Government's procurement policies (such as a greater emphasis on competitive procurements or cancellation of programs due to budgetary changes); the possibility of inadvertent Government disclosure of a contractor's proprietary information to third parties; and the possible need to bid on programs in advance of design completion. A reduction in expenditures by the Government for the Company's products and services, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to the Company, incomplete, inaccurate or non-current data allegations, terminations or cancellations of programs, or substantial cost over-runs could have an adverse effect on the Company's results of operations.

Backlog
   The backlog of firm orders in the Government Products and Services segment amounted to approximately $469 million at

December 31, 1995, $97 million at December 31, 1994 and $128 million at December 31, 1993. The Company estimates that approximately $106 million of the orders outstanding at December 31, 1995 will be delivered by December 31, 1996. The backlog amounts as presented herein are composed of funded and unfunded components. The government funded components and firm industrial contracts on December 31, 1995 and 1994 totaled $98.9 million and $97.3 million, respectively.
   The term funded used herein refers to the aggregate revenue remaining to be earned at a given time under (i) contracts held by the Company (excluding renewals or extensions thereof, which are at the discretion of the customer) to the extent of the funded (i.e., appropriated by Congress and allotted to the contract by the procuring Government agency) amounts thereunder, and (ii) task orders or delivery orders issued to the Company under contracts which provide that the customer is obligated to pay only for services rendered pursuant to specific funded task orders and is not obligated to issue additional task orders or to pay the estimated total contract price. The term unfunded used herein refers to the portion of the Company's total backlog that represents the excess of the stated value of the Company's executed contracts over the amounts funded by the customer for such contracts including unexercised options.

(2)  Airbag Royalties Segment.
   This segment of the Company's business consists of the Company's royalty entitlement under the license agreement it signed with TRW Inc. in April 1989 in connection with the sale of the Company's automotive airbag business to TRW at that time. Under the terms of that license agreement, the Company is entitled to receive a royalty each quarter from TRW measured by the level of TRW's airbag sales and the level of industry sales, as more fully described below.
   As described in the Notes to Consolidated Financial Statements under the heading Commitments and Contingencies on page F-28 to F-31 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report, a judgment was entered in the Company's favor in June 1995 to the effect that TRW had breached its obligations under the license agreement, and the Company was awarded $138 million, as the jury's calculation of the present value of the royalties estimated to be payable by TRW to the Company under the license agreement for the balance of its term. That judgment is currently on appeal by TRW, but pending resolution of the appeal, the trial court has ordered TRW to continue to make quarterly payments to the Company in the amount of royalties that otherwise would be due under the license agreement. If and when the judgment is affirmed on appeal, TRW will be obligated to pay the judgment to the Company (plus accrued interest from the date of the judgment, but net of the quarterly payments made by TRW since the date of the judgment). At that time, TRW's obligation to make further royalty payments would cease, because the effect of the judgment award is to pre-pay the royalties otherwise accruing under the license agreement.
   Accordingly, the descriptions below of this segment of the Company's business and the Company's royalty entitlement under the 1989 license agreement are subject to the judgment entered in the Company's favor and the effect of that judgment (as, if and when affirmed on the pending appeal) upon the Company's entitlement to any further royalties once the judgment has been paid by TRW.
   As an outgrowth of the research and development efforts in its core propellant businesses, the Company was a pioneer in the development of the automotive airbag. Airbags supplied by the Company were installed by General Motors in approximately 12,000 automobiles during the 1970's and were the first airbags installed in any significant number of automobiles. While the Company's program with General Motors was successful, low market awareness and acceptance prevented the airbag from attaining wide-spread popularity for a number of years. During this period, the Company continued to develop and refine its airbag technology, while establishing relationships with certain U.S. and foreign automakers and suppliers. As demand for airbags increased in the 1980's, the Company's technology, manufacturing expertise and strong customer relationships made it a leading supplier of automobile airbags, and the Company designed and constructed a highly automated production facility that began producing airbags in volume during 1988. In 1989, the Company sold its automotive airbag business to TRW, in part because TRW's offer involved not only an attractive cash price for the business, but also an opportunity to participate in the future growth of the industry. This participation comes through a royalty agreement under which royalties are payable both on TRW's worldwide airbag sales and on its competitors' airbags installed in vehicles manufactured or sold in North America.
   At the closing of the 1989 sale of TRW, the Company received $97.8 million in cash and entered into the 12-year Airbag Royalty Agreement. The Airbag Royalty Agreement requires TRW to pay the

Company quarterly royalties through April 30, 2001 (the "Airbag Royalty") based upon the following formula: (i) $1.16 for each airbag "unit" (inflator plus one or more components) manufactured and sold by TRW worldwide (the per-unit amount increases by $.01 on May 1 of each year); (ii) 75% of the per-unit amount for each inflator manufactured and sold separately by TRW worldwide; and
(iii) $0.55 for each airbag unit supplied by any other airbag manufacturer and installed in any vehicle manufactured or sold in North America. The Company will receive the Airbag
Royalty for any airbag using a gas-generating composition; the higher royalty amount for TRW airbags applies regardless of whether the specific technology used is that which was originally licensed by the Company to TRW. The Company also is entitled to receive royalties from TRW for technology licenses and similar arrangements under which TRW makes its airbag technology available to third parties. Royalties to the Company from such arrangements have not been significant to date.
   The terms of the Airbag Royalty Agreement allow the Company to participate in the expanding market for airbags. A continued increase in the use of dual vehicle airbags is expected as a consequence of several factors, including: (i) government legislation mandating the use of dual airbags in all cars, light trucks, sport utility vehicles and vans sold in the U.S. on a phased-in basis; (ii) increasing consumer demand as a result of the demonstrated effectiveness of airbags at saving lives and preventing serious injury, and the convenience of airbags as compared with automatic seatbelts; and (iii) the decreasing price of airbags as competition and production volumes increase. The

U.S. government has passed legislation mandating that airbags be installed as standard equipment according to the following schedule: (i) 95% of 1997 model year cars (100% of 1998 models) are to be equipped with driver and passenger side airbags for the front seat, and (ii) 80% of 1998 model-year light trucks, vans and sport utility vehicles (100% of 1999 models) are to be equipped with driver and passenger side airbags for the front seat.

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

Stainless Steel
   The Company operates a modern stainless steel mini-mill which converts purchased stainless steel billets into a variety of grades, sizes and shapes of hot rolled and cold finished bar and rod. The facility utilizes computer automation and quality control processes that have resulted in a high standard of product quality, service and delivery. Located in South Carolina, the mini-mill has relatively low operating costs and is situated close to major north-south and east-west interstate highways. The Company has annealing, shot blasting, pickling and cold finishing capabilities, which broaden the product range, shorten lead times, improve product quality and lower costs. The Company sells its products to a number of steel distributors, including a master distributor which is owned by the Company, and to a lesser extent to industrial end-users. The Company-owned master distributor sells stainless steel bar, angle and flats to independent distributors, and also provides cutting, grinding and boring services. The Company's master distributor, which resells approximately 15% of the mini-mill's total production currently, has five distribution depots located in South Carolina, New Jersey, Pennsylvania, Illinois and Texas. The Company also owns a Canadian distributor, which sells primarily flat stainless steel products (not produced by the mini-mill). This distributor has locations in Ontario and Quebec.

High-Voltage Ceramic Insulators
   The Company's high-voltage ceramic insulator business manufactures and sells electrical insulators and related items for use in power transmission and distribution systems, principally to electric utilities, municipalities and other government units, as well as to electrical contractors and original equipment manufacturers. High-voltage ceramic insulators are required to perform with high levels of reliability and typically require product certification from electric utilities to be used for new or replacement applications. Demand for these products is influenced by the level of economic activity, particularly housing starts, with a fairly stable minimum demand level due to normal replacement and repair cycles.
                                   I-19

   The Company's primary customers include original equipment manufacturers as well as many of the major utilities throughout the U.S. and the world.

Other Specialized Industrial Products
   The Company designs, manufactures and sells specialized advanced-technology welding equipment and systems, power supply systems and humidistats, and also provides contract assembly and manufacturing for original equipment manufacturers. The Company's welding equipment and systems are highly-engineered and advanced technologically. The Company's product lines include patented welding systems which can be remotely controlled for use in radioactive and other contaminated environments. These products are sold to the utility, pipeline, shipbuilding, aerospace and specialty construction industries.
   The power supply systems manufactured by the Company are principally low-wattage systems and are sold to original equipment manufacturers in the telecommunications, medical, computer and other industrial markets. The power supply market is highly competitive, with numerous manufacturers in the U.S.
   The Company also manufactures and sells humidistats. Humidistats are used to regulate humidity levels and are principally sold to home appliance manufacturers.

Marketing
   The Company markets its industrial products to domestic and foreign business organizations and government entities. These organizations vary in size, complexity and purchasing structures. The Company's sales and marketing efforts use a combination of direct sales, independent distributors and original equipment manufacturers arrangements.
                                   I-20

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

Backlog
   The backlog of firm orders in the Industrial Products segment totaled approximately $34 million at December 31, 1995, $32 million at December 31, 1994 and $19 million at December 31, 1993. The Company estimates that substantially all of the orders outstanding at December 31, 1995 will be delivered by December 31, 1996. Increases are attributed to general improvement in the economy, a major steel mill competitor exiting the market and an increase in demand from new and current customers.

(4)  Specialty Products Segment.
   The Company's Specialty Products segment is focused on two primary markets: insect and odor control for the industrial maintenance supply, pest control and agricultural markets, and custom designed metal buttons for the military and commercial uniform and fashion markets.

Insect and Odor Control
   The Company offers a complete line of insecticides, air fresheners and sanitizers for sale through distributors to the industrial maintenance supply, pest control and agricultural
markets.   The  Company's insecticide  products are sold under
unique trademarks to agricultural and pest control distributors, respectively, who sell to pest control professionals. The Company's insecticide formulations focus on using natural active ingredients including pyrethrin (derived from the chrysanthemum flower), boric acid and sassafras. The Company offers a complete line of insecticides to control the most common crawling and flying insects. The insecticides are mixed and packaged at the Company's Louisiana manufacturing plant and formulated into aerosol, liquid and powder form.
   Air freshening and sanitizing products are formulated and packaged for specific air freshening and sanitizing situations, which vary based on room size, type of odor to be treated, and desired fragrance. In addition, the products are designed for one of four different delivery methods: (i) metered, automatic aerosols for areas up to 6,000 cubic feet, (ii) fan delivered solids for areas up to 1,500 cubic feet, (iii) manual aerosols for immediate air freshening and (iv) passive solids for small enclosed areas.
   In addition to manufacturing odor and insect control formulations, the Company also manufactures and sells metered and
fan driven dispensers for these products.   Metered dispensers
utilize a timing mechanism to deliver aerosol spray at programmable time intervals. Fan driven dispensers utilize battery operated fans to distribute the scent of selected air fresheners.

Custom Metal Buttons
   The Company designs and manufactures a wide range of custom metal buttons for the military and commercial uniform and fashion markets. The Company also produces insignias, cuff links, money clips, tie bars and other accessories as a complement to its button
products.   The buttons are individually stamped from custom
designed steel dies.
   The use of steel dies and a brass stamping process allow the Company to produce button designs with extremely fine detail and high resolution. The Company custom designs and produces metal buttons for the U.S. military based on detailed military specifications. The market for commercial uniform buttons includes local police, fire departments and other civil servants. The Company continues to increase its presence in the fashion apparel market by working with apparel manufacturers on custom button designs for their manufactured garments.

Marketing
   The Company utilizes several hundred independent distributors to market its insect and odor control products to the various pest control and sanitary supply companies that service the industrial maintenance supply and commercial pest control industry. The agricultural market is served by a large number of independent agricultural products distributors. The Company has a small marketing staff which is responsible for working with and overseeing the distributors who carry its products.
   The Company's button business maintains a small sales force which is responsible for obtaining new and maintaining existing customer relationships. Individual sales representatives are focused on the military commercial uniform market the fashion apparel markets and the men's accessories market. The Company's advertising for its Specialty Products businesses is limited to product brochures and ads in various trade publications.

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

Backlog
   The backlog of firm orders in the Specialty Products segment totaled approximately $.9 million at December 31, 1995, $1.4 million at December 31, 1994 and $1.4 million at December 31, 1993. The Company estimates that substantially all of the orders outstanding at December 31, 1995 will be delivered by December 31, 1996.

(5) Other General information.
   Research and Development. During the years ended December 31, 1995, 1994 and 1993, the Company's consolidated expenditures for Company-sponsored research and development activities were approximately $4.2 million, $4.3 million and $3.1 million, respectively. For the same reporting periods, customer-sponsored research and development expenditures were $10.1 million, $8.2 million and $11.6 million, respectively.

   Environmental Protection. The Company does not anticipate that compliance with various laws and regulations relating to the protection of the environment will have any material effect upon its capital expenditures, earnings or competitive position. (Also see Item 3 "Legal Proceedings" and "Commitments and Contingencies" note to the consolidated financial statements, included in a separate section of this report).
   Employees. As of December 31, 1995, the Company had 2,353 employees, approximately 17% of whom are represented by unions.
   Proprietary Rights. Various of the Company's businesses are dependent in part upon unpatented know-how and technologies, including the solid propellent businesses. While various patents, trademarks and tradenames are held by the Company and are used in its businesses, none of them are critical to any segment, and the Company's business is not dependent upon them to a material extent.

(d) Financial Information about Foreign and Domestic Operations and Export Sales.

   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Segment Operations" on pages F-34 through F-39 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report.

(e)  Executive Officers of the Registrant.
   Reference is hereby made to the information contained in Item
10 of this Form 10-K.

Item 2.  Properties.
   The Company's operations are conducted at numerous manufacturing and assembly plants, warehouses, offices and sales facilities located in 20 states, as well as warehouses, offices and sales facilities in Canada and the Netherlands. The principal facilities of the Government Products and Services segment include over 939,000 square feet of manufacturing and assembly facilities, in addition to related warehouse, office and sales facilities. The principal manufacturing and assembly facilities for this segment are located in Mesa, Arizona; Phoenix, Arizona; Rolling Meadows, Illinois; and Toledo, Ohio. The majority of these facilities are owned by the Company. However, at the two Arizona facilities, the Company owns the plants and equipment, and leases the underlying land from the State of Arizona. One of these locations is leased under long-term leases, while the second location is currently under a year-to-year lease. The Company's naval architectural and engineering services are provided out of several offices, with the major ones located in New York, New York; Arlington, Virginia; Newport News, Virginia; Washington, D.C.; and Pascagoula, Mississippi, all of which are leased.
   Facilities used by the Industrial Products segment include approximately 826,000 square feet of manufacturing and assembly plants and related office, warehouse and sales space, located in Davidson, North Carolina; Carey, Ohio; Knoxville, Tennessee; Hartsville, South Carolina; and sales and warehouse facilities in New Brunswick, New Jersey; Hermitage, Pennsylvania; Chicago, Illinois; Houston, Texas; Charlotte, North Carolina; Toronto and Montreal, Canada, and the Netherlands. The operations of the Specialty Products segment are conducted in several facilities consisting of approximately 192,000 square feet of manufacturing, warehouse, and office space in four locations: Waterbury, Connecticut; Randolph, Vermont; and Independence, Louisiana. All of these facilities are owned by the Company with the exception of eight Industrial Products segment sales and warehouse facilities consisting of 176,000 square feet and 20,500 square feet of Specialty Products segment warehouses which are leased.
   In total, over two-thirds of all the facilities (by square footage) are owned by the Company and have been pledged as collateral to secure a credit facility. The Company's facilities, which are continually added to or modernized, are generally considered to be in good condition and adequate for the business operations currently being conducted.

Item 3.  Legal Proceedings.
   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Commitments and Contingencies" on page F-28 to F-31 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.
   No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.



"Safe harbor" statement under the Private Securities Litigation Reform Act of 1995:
   Various statements in the Management's Discussion and Analysis, and elsewhere in this report are based upon projections and estimates, as distinct from past or historical facts and events. These forward-looking statements, based as they are on estimates and projections of future results, conditions and other factors, are subject to a number of risks and uncertainties that could cause actual results to be materially different, including changes in future economic conditions, the competitive environment for our products and services and customer acceptance, the success of research and development activities, the future values of real estate assets being disposed of, the level of Government defense spending, litigation involving the Company, the Company's anticipated results of operations and financial position, and a number of other factors and assumptions.

                                  PART II


Item 5.  Market for the Registrant's Common Equity and Related
Stockholder Matters.

   The Company's stock is wholly owned by its parent, Talley Industries, Inc., and is not traded. Dividends can be and are made when necessary by Talley Manufacturing. Subject to restrictions by debt agreements, dividends may be declared and paid (See "Management's Discussion and Analysis" on pages F-2 through F-11 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report, for further discussion).

Item 6. Selected Financial Data.

   The information required by this item is incorporated by reference to the material under the captions "Five Year Summary of Operations" and "Selected Financial Data" on pages F-40 and F-42 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

   The information required by this item is incorporated by reference to the material on pages F-2 through F-11 of the Company's financial statements for the year ended December 31, 1995, included in a separate section of this report.

Item 8.  Financial Statements and Supplementary Data.

   The Consolidated Financial Statements, together with the report thereon by Price Waterhouse LLP, are included in a separate section of this report. (See "Index to Financial Statements and Schedules" on page F-1). The Company's stock is wholly owned by the parent company, Talley, and accordingly, quarterly financial results are not provided.

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

 (b)    Reports on Form 8-K

        There were no reports on Form 8-K filed for the three months ended December 31, 1995. A Form 8-K was filed with a report date of February 2, 1996, reporting the amendment to the Preferred Share Purchase Rights Agreement for Talley Industries, Inc., originally issued in 1986. The Form 8-K also reported the approval by Talley Industries, Inc.'s Board of Directors of a transaction providing for the immediate conversion of Talley Industries, Inc., Series D Cumulative Convertible Preferred Stock into Common Stock.

                                SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TALLEY MANUFACTURING AND TECHNOLOGY, INC.


                          By Mark S. Dickerson
February 28, 1996            Mark S. Dickerson
Phoenix, Arizona             Vice President and Secretary


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

William H. Mallender        Director, Chairman
William H. Mallender          of the Board
                            Principal Executive
                              Officer             February 28, 1996


Jack C. Crim                Director, President
Jack C. Crim                Chief Operating
                              Officer             February 28, 1996


Kenneth May                 Vice President,
Kenneth May                 Controller
                            Principal Accounting
                              Officer             February 28, 1996


Daniel R. Mullen            Vice President,
Daniel R. Mullen            Treasurer
                            Principal Financial
                              Officer             February 28, 1996

                                  Director
Neil W. Benson



Paul L. Foster                   Director         February 28, 1996
Paul L. Foster



Townsend W. Hoopes                Director        February 28, 1996
Townsend W. Hoopes



Fred Israel                      Director         February 28, 1996
Fred Israel



John D. MacNaughton, Jr.          Director        February 28, 1996
John D. MacNaughton, Jr.



Joseph A. Orlando                 Director        February 28, 1996
Joseph A. Orlando



John W. Stodder                   Director        February 28, 1996
John W. Stodder



Donald J. Ulrich                  Director        February 28, 1996
Donald J. Ulrich



David Victor                      Director        February 28, 1996
David Victor



Alex Stamatakis                   Director        February 28, 1996
Alex Stamatakis

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

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


The following documents are filed as part of this report:

                                                        Page in
                                                        This Report
  (1)  Financial Statements:

       Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations....................................F-2
       Consolidated Statement of Operations -
         Years ended December 31, 1995, 1994
         and 1993.........................................F-12
       Consolidated Balance Sheet -
         December 31, 1995 and 1994.......................F-13
       Consolidated Statement of Changes
         in Stockholder's Equity - Years ended
         December 31, 1995, 1994 and 1993.................F-15
       Consolidated Statement of Cash Flows -
         Years ended December 31, 1995, 1994
         and 1993.........................................F-16
       Notes to Consolidated Financial Statements,
         including Summary of Segment Operations..........F-17
       Five Year Summary of Operations....................F-40
       Report of Independent Accountants..................F-41
       Selected Financial Data and Supplemental Data......F-42

       Financial Statement Schedules:

          I - Condensed Financial Information of
              Registrant..................................F-45

         II - Valuation and Qualifying Accounts and
              Reserves....................................F-51



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

      TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Introduction

    In July 1993, the Company was formed as a wholly-owned subsidiary of Talley Industries, Inc. ("Talley"). The formation was in connection with an offering of debt securities described below. Concurrently with the offering, Talley contributed the capital stock of its operating subsidiaries (other than its real estate operations) to the Company, which also assumed a substantial portion of Talley's debt and liabilities.
    Revenue and results of operations improved significantly over 1994. General economic improvement and operating efficiencies have benefited the Company's stainless steel production and distribution business, which has been a major factor in the improved financial results. The expanding demand for automotive airbags has increased the Company's airbag royalties. For the year ended December 31, 1995 the Company had net earnings of $16.9 million, an improvement over the earnings of $11.2 million in 1994.
    Revenues in 1995 were $383.0 million, compared to $320.6 million in 1994. Increases in revenues from the Company's steel operations of $47.9 million was partially offset by decreases in certain defense contract revenues. The reduction in defense contract revenue is primarily associated with the overall reduction in defense spending and the completion of certain contracts.
    The gross profit percentage on sales and services (exclusive of airbag and other royalties) decreased from 24.5% in 1994 to 23.5% in 1995. The decrease is primarily due to completion in 1994 of certain non-recurring high margin defense contracts.
    Revenue for the year ended December 31, 1994 increased $2.5 million when compared with 1993. Net earnings of $11.2 million in 1994 compares with net earnings of $4.7 million in 1993.
    The gross profit percentage increased from 23.4% in 1993 to 24.5% in 1994, primarily due to a change in the mix of defense contracts and improvement in stainless steel pricing.

Government Products and Services

    Revenue from the Government Products and Services segment in 1995 decreased $1.5 million or 1% compared with 1994. Operating income decreased $8.0 million or 44%. The decrease in revenue and operating income resulted primarily from the overall reduction in U.S. Defense spending and the completion of certain non-recurring contracts. Decreases were also attributed to certain contract delays.
  U.S. Defense spending has declined over the last several years as part of efforts to refocus national spending and reduce the federal budget deficit. The Company has experienced a reduction in some defense contract revenue and has not been fully excluded from the effects of defense budget cuts. However, management believes that

      TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Government Products and Services, (continued)

its defense businesses are relatively well-positioned within their respective markets and are focused on products consistent with the current military philosophy, which emphasizes "smart", tactical weapons and lighter, more mobile fighting forces. In addition, management is emphasizing non-military products to lessen the Company's dependency on government contracts.
    Revenue and operating income for the year ended December 31, 1994 decreased by $29.2 million and $6.2 million, respectively, when compared with 1993. The decrease in revenue and operating income resulted primarily from the completion of certain non-recurring contracts and a scheduled pricing reduction under an extended range munitions program.

Airbag Royalty

    Under the terms of an airbag licensing agreement executed in April 1989, the Company has the right to receive royalty payments for a period of twelve years ending April 30, 2001. Revenue from airbag royalties increased from $17.3 million in 1994 to $24.0 million in 1995. The increase is primarily a result of the increasing airbag installation rates. The timing and amount of increases in the airbag royalty stream are dependent on several factors, such as the number of vehicles manufactured or sold in the United States, the timing of U.S. car makers' compliance with legislative mandates and the market shares of the licensee (both foreign and domestic), which are beyond the control of the Company. On June 27, 1995, the Company was awarded a lump sum payment of $138 million which represents the jury's determination of the present value of the royalties that would otherwise have been paid to the Company through April 2001. This award is being appealed; however, the federal district court has ordered the quarterly payments to continue during the appeal. Discontinuance of quarterly payments for any reason would have an adverse impact on the Company's future earnings. (See also Commitments and Contingencies note to the consolidated financial statements).
    Royalty income from automotive airbags increased from $9.6 million in 1993 to $17.3 million in 1994.

Industrial Products

    The Industrial Products segment had increased revenue of $54.6 million, or 42%, and increased operating income of $15.2 million in 1995 when compared to 1994. The increase in revenue is primarily related to the increased orders and higher selling prices for stainless steel bars and rods and increased demand for ceramic insulator products due to an improved national economy, increased

      TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Industrial Products, (continued)

construction activity, a reduction in the number of competitors and improved market share. In early 1995 the U.S. Commerce Department placed anti-dumping tariffs on stainless steel bars imported from certain countries, which the Company believes have aided in the continuance of the positive performance of the steel operations. Sales from the Company's steel operations for the years ended December 31, 1995 and 1994 were $145.8 million and $97.9 million, respectively. Operating income for 1995 and 1994 was $19.7 million and $6.7 million, respectively.
    In 1994, revenue and operating income for this segment increased $21.7 million and $5.0 million, respectively, when compared to 1993. The increases were due primarily to the improved demand for stainless steel bars and rods. Operating results also increased due to rising prices in stainless steel bars and rods and due to cost reduction efforts at the Company's steel and ceramic insulator operations.

Specialty Products

    The Specialty Products segment had increased revenue and a slight increase in operating income in 1995 when compared to 1994 of $2.7 million and $.3 million, respectively. The acquisition of a manufacturer of metal buttons in mid 1994 was the primary reason for the sales improvement over the 1994 results, in spite of sluggish demand for certain other consumer products.
    Revenue in 1994 increased $2.4 million, while operating income decreased slightly by $.1 million over 1993. The increase in revenue resulted from the mid-year acquisition of the manufacturer of metal buttons.

Other Matters

    In 1995, other income, net of other expenses was a net expense of $.6 million, compared to a net income of $.1 million in 1994 and $.7 million in 1993. Interest income, which is one of the major components of other income, and is related to the balance in notes receivable and short-term investments, was $.2 million in 1995, $.1 million in 1994 and $.3 million in 1993. Corporate overhead was $15.5 million in 1995, $17.2 million in 1994, and $14.8 million in 1993. The amounts are above normal levels due to a provision for litigation costs in 1995 of approximately $5.0 million and in 1994 of approximately $6.0 million related to resolution of claims in connection with airbag royalties being received from the licensee and the inclusion in 1993 of certain period costs associated with the Company's refinancing efforts in that year. On January 26, 1996, the federal district court awarded

      TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Other Matters, (continued)

the Company $7.1 million in attorney fees and expenses incurred in its litigation with the licensee (see Commitments and Contingencies note to the Consolidated Financial Statements). The Company anticipates that the licensee will appeal the award.
    The income tax net provision for 1995 was $12.5 million compared to a net tax provision of $2.3 million in 1994. The increase in net tax provision in 1995 is primarily due to increased earnings. In 1994, a favorable state tax legislation in the State of Arizona, resulted in a $5.6 million reversal of state income taxes previously accrued. This benefit is partially offset by other tax provisions.
    The Company's backlog was approximately $503.3 million as of December 31, 1995 and $130.9 million as of December 31, 1994. Approximately 27.9% of the backlog as of December 31, 1995 is expected to result in revenue during 1996, with the remaining 72.1% expected to result in revenue during subsequent periods. The backlog amounts as presented herein are composed of funded and unfunded components. The government funded components and firm industrial contracts on December 31, 1995 and 1994 totaled $133.5 million and $130.9 million, respectively.
    The term "funded" used herein refers to the aggregate revenue remaining to be earned at a given time under (i) contracts held by the Company (excluding renewals or extensions thereof, which are at the discretion of the customer) to the extent of the funded (i.e., appropriated by Congress and allotted to the contract by the procuring Government agency) amounts thereunder, and (ii) "task orders" or "delivery orders" issued to the Company under contracts which provide that the customer is obligated to pay only for services rendered pursuant to specific funded task orders and is not obligated to issue additional task orders or to pay the estimated total contract price. The term "unfunded" used herein refers to the portion of the Company's total backlog that represents the excess of the stated value of the Company's executed contracts over the amounts funded by the customer for such contracts including unexercised options.
    Substantially all operations of the Company are located within the United States. The Company operates a steel distribution system in Canada which had sales in 1995 of $15.6 million or 4% of consolidated revenue and earnings before income taxes of $2.4 million.
    Foreign exchange gains and losses for each of the last three years have not been material. The general lack of inflationary pressures in areas where the Company and its subsidiaries operate also limited the impact of changing prices on the Company's sales and income from operations for the three years ended December 31, 1995.

      TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



  Recently Issued Accounting Pronouncements

    In October 1994 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" effective for the Company at December 31, 1994. The Company does not presently have nor has it had any derivative type instruments since mid-1993 when a single interest rate swap agreement was terminated as described in the notes to the financial statements.
    In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has employee incentive arrangements wherein employees receive shares of Talley Industries, Inc. stock. When this pronouncement becomes effective, the Company will be required to account for such transactions under the "fair value" based method or the "intrinsic value" based method. Under the "fair value" based method, compensation cost is measured at the grant date, based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the "intrinsic value" based method, (present accounting), compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date, over the amount an employee must pay to acquire the stock. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend on it, and the risk-free interest rate over the expected life of the option. Certain pro-forma disclosures are required when a Company uses the "intrinsic value" based method instead of the "fair value" based method.
    Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

  Litigation

    On June 27, 1995, the federal district court for the District of Arizona entered judgment against TRW Inc. in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed all claims asserted by TRW against the Company while the jury reached a verdict in favor of the Company on its counterclaims against TRW, awarding the Company a total of $138 million. The award (which is in addition to (i) royalty payments of $24.4 million paid prior to the judgment and during the pendency of this

      TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



  Litigation, (continued)

action pursuant to a preliminary injunction order, and (ii) the court's January 26, 1996 award of $7.1 million for attorneys' fees and recoverable costs relating to this litigation) represents the jury's determination of the present value of the royalties that would otherwise have been paid to the Company by TRW for the period from April 1995 through April 2001.
    The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, thereby entitling TRW to terminate airbag royalty payments to the Company under the License Agreement (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the License Agreement. TRW has filed an appeal of the judgment to the Ninth Circuit Court of Appeals, on which oral argument was heard on February 14, 1996. The Company anticipates that TRW will also appeal the district court's award of attorneys' fees and expenses.
    On July 26, 1995 the district court granted a stay of enforcement of the judgment pending appeal upon the posting by TRW of a $175 million bond and the continuation of quarterly payments to the Company in the amount of royalties that otherwise would be due under the License Agreement. Upon affirmation of the judgment on appeal, TRW would be required to pay the judgment plus interest (which the court ruled will accrue from June 27, 1995 at the rate specified by the 1989 License Agreement - i.e., prime plus five percent), offset by the continued quarterly payments made in the interim as ordered by the court. TRW has sought and the Court of Appeals has denied emergency review of the district court's order requiring the continued quarterly payments pending appeal. The denial of emergency relief by the Court of Appeals is without prejudice to TRW's appeal from the district court's order.
    Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW failed to properly exploit the license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights.

      TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



  Litigation, (continued)

It is currently anticipated that these remaining claims will come to trial early in the spring of 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.
    In September 1994, the Arizona Court of Appeals reversed a
1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company paid approximately $1.3 million in taxes and interest for the period ending March 31, 1983. The Company believes the appellate court erred in its decision; however, the Company held discussions with state authorities in an effort to resolve the dispute for the periods ending on December 31, 1984 and 1985. The tax and related interest assessment in dispute is approximately $5.0 million. If the Company is unsuccessful in reaching an agreement with the state, it intends to vigorously litigate these tax and interest assessments. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against the Company for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.

Environmental

    A subsidiary of the Company has been named as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon Heights Landfill in Beacon Falls, Connecticut and the Laurel Park Landfill in Naugatuck, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to these landfills and did not send any hazardous wastes to either site.
    Two coalitions of potentially responsible parties have entered into consent decrees with the Environmental Protection Agency to remediate these sites. Each coalition has in turn brought an action against other potentially responsible parties, including a subsidiary of the Company, to contribute to the cleanup costs.

      TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Environmental, (continued)

In October 1995, the Company settled the Laurel Park matter, including a payment by the Company that was not material to the results of operations of the Company. The federal court hearing the case has dismissed claims brought against the subsidiary by the Beacon Heights coalition. However, the coalition has indicated that it intends to appeal the court's ruling. Based upon management's review and the status of the proceedings, with respect to the Beacon Heights matter, management believes that any reasonably anticipated losses from this claim will not result in a material adverse impact on the results of operations or the financial position of the Company.
    A subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until March 1988. The Georgia Environmental Protection Division made a determination in 1995 that the site should be listed on its Hazardous Site Inventory. No lawsuit or administrative enforcement proceedings have been initiated in this matter. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

Liquidity and Capital Resources

    In October 1993, the Company and its parent Talley Industries, Inc. completed a refinancing of substantially all of their existing senior and senior subordinated debt. This refinancing program included an offering of $185.0 million of debt securities, consisting of $70.0 million gross proceeds of Senior Discount Debentures due 2005, issued by Talley Industries, Inc. to yield 12.25% and $115.0 million of Senior Notes due 2003, with an interest rate of 10.75% issued by the Company. In connection with this refinancing, the Company also obtained a $60.0 million secured credit facility with institutional lenders. At December 31, 1995 availability under the facility, based on inventory and receivable levels, and certain plant and equipment, was approximately $48.0 million, of which $25.0 million was borrowed.
    The proceeds from the offering and the initial borrowings under the secured credit facility were used to repay substantially all of the Company's previously outstanding debt. The Company anticipates that the new capital structure will support the long-term growth of the Company's core businesses and permit the implementation of its strategy to use proceeds received from the increasing airbag royalties and from continuing operations to reduce its total indebtedness.

      TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Liquidity and Capital Resources, (continued)

    The Company is permitted (and intends) to distribute cash to its parent, for specified purposes and under certain other circumstances. These distributions will be made using funds available from operations and the secured credit facility. The payments include (but are not limited to) certain airbag royalties in excess of $10 million in any year (or in excess of such greater amount as would be required for the Company to meet a specified fixed charge coverage ratio) which will be used to redeem the Senior Discount Debentures issued by Talley and an annual distribution of up to $1.3 million ($1.7 million for the period from the issue date of the new indebtedness through December 31,
1994) for a period of five years to fund certain carrying and other costs associated with Talley's real estate operations. The Company may also redeem preferred stock of the Company purchased by Talley from proceeds of the recent refinancing. In addition, the Company is a party to a cost sharing agreement and a tax sharing agreement which will require the Company to reimburse Talley for certain ongoing general and administrative expenses and to make certain tax payments to Talley.
    The Company believes that the combination of cash flow from operations, funds available under the credit facility described above (or any successor facility) and increasing revenue from airbag royalties (to the extent retained by the Company as described above) will provide sufficient liquidity to meet its working capital, debt service and other capital requirements and to meet its other ongoing business needs over the next five
years.   At December 31, 1995, the Company had $3.5 million in
cash and cash equivalents and $93.9 million in working capital. During 1995 the Company generated $8.3 million of cash flow from operating activities. This amount reflects cash generated due to earnings offset by an increase in accounts receivable of $12.8 million, an increase in inventory of $1.1 million, and a decrease in accounts payable and accrued expenses totaling $4.4 million. Since the Company is engaged in government contracting activities, the amount of receivables may fluctuate based on the timing of contract shipments and collections on such contracts. Accordingly, the balances of receivables at the end of 1995, 1994, and 1993 reflect this fluctuation. The increase in receivables in 1995 also reflects the impact of a significant increase in sales and related working capital increases from the Company's steel operations. In 1995 the Company used $8.4 million of cash for investing activities during the year, which consisted primarily of $8.9 million in purchases of property and equipment and $.8 million proceeds from
the sale of property and equipment.   Cash generated in financing

       TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations



Liquidity and Capital Resources, (continued)

activities of $.8 million reflects investments by the parent company in excess of dividends and stock redemptions. Dividend paid to the Parent's company totalled $1.3 million; the Company redeemed $4.0 million of preferred stock from the Company's parent and there was also an increase of $9.1 million in the investment in
the Company by the parent company.   Borrowings and pay downs under
revolving credit facilities are also included in financing activities.

             TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES




Consolidated Statement of Operations




Years Ended December 31,              1995           1994           1993
                              ------------   ------------   ------------
Sales                         $299,070,000   $242,044,000   $243,990,000
Services                        58,821,000     59,989,000     63,270,000
Royalties                       25,169,000     18,570,000     10,868,000
                              ------------   ------------   ------------
                               383,060,000    320,603,000    318,128,000
                              ------------   ------------   ------------
Cost of sales                  222,184,000    175,880,000    180,408,000
Cost of services                51,485,000     52,314,000     54,927,000
Selling, general and
  administrative expenses       62,131,000     61,866,000     54,961,000
                              ------------   ------------   ------------
                               335,800,000    290,060,000    290,296,000
                              ------------   ------------   ------------
Earnings from operations        47,260,000     30,543,000     27,832,000

Other income (expense), net       (602,000)       160,000        728,000
                              ------------   ------------   ------------
                                46,658,000     30,703,000     28,560,000
                              ------------   ------------   ------------

Interest expense                17,173,000     17,180,000     16,364,000
                              ------------   ------------   ------------
                                17,173,000     17,180,000     16,364,000
                              ------------   ------------   ------------
Earnings before income taxes
  and extraordinary loss        29,485,000     13,523,000     12,196,000
Income tax provision            12,546,000      2,308,000      6,392,000
                              ------------   ------------   ------------

Earnings before extraordinary
  loss                          16,939,000     11,215,000      5,804,000
Extraordinary loss, net of
  income taxes                           -              -     (1,102,000)
                              ------------   ------------   ------------
Net earnings                  $ 16,939,000   $ 11,215,000   $  4,702,000
                              ============   ============   ============






The accompanying notes are an integral part of the financial statements.

       TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES






Consolidated Balance Sheet


December 31,                                  1995          1994
                                      ------------  ------------
ASSETS

Cash and cash equivalents             $  3,461,000  $  2,756,000

Accounts receivable, net of
  allowance for doubtful accounts
  of $1,275,000 in 1995 and
  $994,000 in 1994                      69,065,000    55,672,000

Inventories                             67,191,000    66,069,000

Deferred income taxes                    1,200,000       800,000


Prepaid expenses                         7,899,000     7,523,000
                                      ------------  ------------
  Total current assets                 148,816,000   132,820,000


Long-term receivables, net               9,732,000    10,317,000

Property, plant and equipment,
 at cost, net of accumulated
 depreciation of $92,305,000
 in 1995 and $87,894,000 in 1994        48,341,000    45,920,000

Intangibles, at cost, net of
  accumulated amortization of
  $16,985,000 in 1995 and
  $15,376,000 in 1994                   43,969,000    46,288,000

Deferred charges and other assets        5,498,000     7,160,000
                                      ------------  ------------

  Total assets                        $256,356,000  $242,505,000
                                      ============  ============

        TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES









December 31,                                  1995          1994
                                      ------------  ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current maturities of long-term debt  $  3,734,000  $  3,549,000
Accounts payable                        21,709,000    25,560,000
Accrued expenses                        29,498,000    28,620,000
                                      ------------  ------------
  Total current liabilities             54,941,000    57,729,000


Long-term debt                         136,858,000   139,756,000
Deferred income taxes                    7,437,000     6,655,000
Other liabilities                        4,283,000     6,488,000
Commitments and contingencies                    -             -

Stockholder's equity:
  Preferred stock, $1 par value,
    authorized 100 shares;
    shares issued:
      -0- shares  in 1995 and
      4 shares in 1994 of Series A               -             4
  Common stock, $1 par value,
    authorized 1,000;
    shares issued:
      1,000 shares                           1,000         1,000
  Capital in excess of par value        23,494,000    18,365,996
  Foreign currency translation
    adjustments                           (530,000)     (723,000)
  Retained earnings                     29,872,000    14,233,000
                                      ------------  ------------
  Total stockholder's equity            52,837,000    31,877,000
                                      ------------  ------------
  Total liabilities and stockholder's
    equity                            $256,356,000  $242,505,000
                                      ============  ============







The accompanying notes are an integral part of the financial statements.


                                              TALLEY MANUFACTURING AND TECHNOLOGY, INC.


Consolidated Statement of Changes in Stockholders' Equity

                                                                      Other
                                           Preferred    Common       Common        Retained
                                             Stock       Stock        Stock        Earnings
                                           ---------    -------    -----------    -----------
Balance at December 31, 1992               $       -    $     -    $10,948,000    $         -
  Net earnings                                                                      4,702,000
  Amounts to Parent                                                 (3,972,000)
  Issuance of 1,000 shares of
    Common stock                                   -      1,000         (1,000)             -
  Issuance of 8 shares of
    Series A Preferred stock                       8          -      7,999,992              -
  Dividends                                        -          -              -     (1,684,000)
  Decrease in guaranteed debt of ESOP                                  778,000
                                           ---------    -------    -----------    -----------
Balance at December 31, 1993                       8      1,000     15,752,992      3,018,000
  Net earnings                                                                     11,215,000
  Amounts from Parent                                                6,613,000
  Redemption of 4 shares of
    Series A Preferred stock                      (4)               (3,999,996)

Balance at December 31, 1994                       4      1,000     18,365,996     14,233,000
  Net earnings                                                                     16,939,000
  Amounts from Parent                                                9,128,000
  Dividends                                                                        (1,300,000)
  Redemption of 4 shares of
    Series A Preferred stock                      (4)               (3,999,996)
                                           ---------    -------    -----------    -----------
Balance at December 31, 1995               $       -    $ 1,000    $23,494,000    $29,872,000
                                           =========    =======    ===========    ===========

The accompanying notes are an integral part of the financial statements.

               TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows


Years Ended December 31,                         1995           1994           1993
                                         ------------   ------------   ------------
Cash and cash equivalents at beginning
 of year                                 $  2,756,000   $  6,417,000   $ 10,118,000
                                         ------------   ------------   ------------
Cash flows from operating activities:
  Net earnings                             16,939,000     11,215,000      4,702,000
  Adjustments to reconcile net income
    to cash flows from operating
    activities:
      Change in deferred income taxes         382,000     (5,565,000)     1,780,000
      Depreciation and amortization         8,428,000      9,542,000     10,070,000
      Gain on sale of property and
        equipment                             (62,000)      (173,000)      (191,000)
      Other                                 3,218,000      4,242,000      1,353,000
  Changes in assets and liabilities,
    net of effects from acquired
    businesses:
      (Increase) decrease in accounts
        receivable                        (12,808,000)     2,281,000     (8,386,000)
      (Increase) decrease in inventories   (1,122,000)       (93,000)     1,176,000
      (Increase) decrease in prepaid
        expenses                             (376,000)     1,844,000     (1,619,000)
      Increase in other assets               (166,000)      (587,000)    (7,714,000)
      Increase (decrease)in accounts
        payable                            (3,851,000)     2,465,000      3,878,000
      Increase (decrease) in accrued
        expenses                             (547,000)    (2,100,000)     4,991,000
      Decrease in other liabilities        (1,383,000)      (454,000)    (2,909,000)
      Other, net                             (314,000)             -     (1,693,000)
                                         ------------   ------------   ------------
Cash flows from operating activities        8,338,000     22,617,000      5,438,000
                                         ------------   ------------   ------------
Cash flows from investing activities:
      Purchase of assets of acquired
        business                             (287,000)    (5,688,000)             -
      Proceeds from sale of subsidiary              -              -      2,756,000
      Purchases of property and
        equipment                          (8,930,000)    (3,932,000)    (5,346,000)
      Proceeds from sale of property
        and equipment                         772,000        302,000        291,000
                                         ------------   ------------   ------------
          Cash flows from investing
            activities                     (8,445,000)    (9,318,000)    (2,299,000)
                                         ------------   ------------   ------------
Cash flows from financing activities:
      Increase in investment by
        Parent company                      9,128,000      6,613,000     14,156,000
      Decrease in investment by
        Parent company                              -              -    (17,351,000)
      Issuance of common stock                      -              -          1,000
      Issuance of preferred stock                   -              -      8,000,000
      Redemption of preferred stock        (4,000,000)    (4,000,000)             -
      Dividends                            (1,300,000)             -     (1,684,000)
      Repayment of long-term debt        (494,576,000)  (402,127,000)  (334,890,000)
      Proceeds from new long-term debt    491,560,000    382,554,000    324,928,000
                                         ------------   ------------   ------------
          Cash flows from financing
            activities                        812,000    (16,960,000)    (6,840,000)
                                         ------------   ------------   ------------
Net increase (decrease) in cash and
  cash equivalents                            705,000     (3,661,000)    (3,701,000)
                                         ------------   ------------   ------------
Total cash and cash equivalents at
  end of year                            $  3,461,000   $  2,756,000   $  6,417,000
                                         ============   ============   ============


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

  Nature of Operations:

   Talley Manufacturing and Technology, Inc., a wholly owned subsidiary of Talley Industries, Inc., is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The vast majority of the Government Products and Services are for U.S. Defense and are smaller components of larger units and systems that are generally designed to enhance safety or improve performance. The Company participates in the expanding market for automotive airbags through a royalty agreement and is currently developing new airbag technologies. The Company's Industrial Products segment manufactures and distributes stainless steel rods and bars and other stainless steel products, high-voltage ceramic insulators used in power transmission and distribution systems, and specialized welding equipment and systems. The Company's Specialty Products segment manufactures and sells aerosol insecticides, air fresheners and sanitizers, and custom designed metal buttons. Substantially all of the Company's facilities are located in and provide sales and services to the United States and Canada.

  Accounting Estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

  Cash and Cash Equivalents:

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents, which consist primarily of commercial paper and money market funds are stated at cost plus accrued interest, which approximates market.

Notes to Consolidated Financial Statements

  Inventories:

   Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method for substantially all commercial inventories. Costs accumulated under government contracts are stated at actual cost, net of progress payments, not in excess of estimated realizable value.

  Revenue Recognition:

   Sales are generally recorded by the Company when products are shipped or services performed. Sales under government contracts are recorded when the units are shipped and accepted by the government or as costs are incurred on the percentage-of-completion method. Applicable earnings are recorded pro rata based upon total estimated earnings at completion of the contracts. Anticipated future losses on contracts are charged to income when identified. Airbag royalties are recognized on an accrual basis, based on production of airbag units by the licensee and production and sales of automobiles for airbag units not produced by the licensee.

  Property and Depreciation:

   Property, plant and equipment are recorded at cost and include expenditures which substantially extend their useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred. With the exception of items being depreciated under composite lives, profit or loss on items retired or otherwise disposed of is reflected in earnings. When items being depreciated under composite lives are retired or otherwise disposed of, accumulated depreciation is charged with the asset cost and credited with any proceeds with no effect on earnings; however, abnormal dispositions of these assets are reflected in earnings.
   Depreciation of plant and equipment, other than buildings and improvements on leased land, is computed primarily by the straight-line method over the estimated useful lives of the assets.
   Depreciation of buildings on leased land and amortization of leasehold improvements and equipment are computed on the straight-line method over the shorter of the terms of the related leases or the estimated useful lives of the buildings or improvements.

  Income Taxes:

   Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". This pronouncement requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the

Notes to Consolidated Financial Statements

  Income Taxes, (continued)

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

Inventories

     Inventories are summarized as follows:

(balances in thousands)                       1995         1994
                                          --------     --------
Raw material and supplies                 $ 11,878     $ 11,757
Work-in-process                             11,222       11,733
Finished goods                              28,955       24,616
Inventories substantially applicable to
  fixed-price government contracts in
  process, reduced by progress payments
  of $5,870,000 and $8,273,000 in 1995
  and 1994, respectively                    15,136       17,963
                                          --------     --------
                                          $ 67,191     $ 66,069
                                          ========     ========

Notes to Consolidated Financial Statements



Long-Term Receivables

   Long-term receivables consist of the following:

(balances in thousands)                       1995         1994
                                          --------     --------
Notes receivable, including accrued
  interest and income tax refunds         $  9,732     $ 10,317
Amounts due within one year, included
  in accounts receivable                         -            -
                                          --------     --------
                                          $  9,732     $ 10,317
                                          ========     ========

   Long-term receivables include income tax receivables of $5,975,000, which must be approved by the Congressional Joint
Committee on Taxation before payment will be received, and accordingly are classified as non-current; and one note of $2,829,000. The final maturity of the note was March 1995 with an interest rate of 9.5%; However, payment on the note is not current and collection is not expected during 1996.


Property, Plant and Equipment

   Property, plant and equipment, is summarized as follows:

(in thousands)                                1995         1994
                                          --------     --------
Machinery and equipment                   $107,574     $100,381
Buildings and improvements                  30,381       30,814
Land                                         2,691        2,619
                                          --------     --------
                                          $140,646     $133,814
                                          ========     ========

   Depreciation of property, plant and equipment was $6,819,000, $7,720,000, and $8,271,000 for the years ended December 31, 1995,
1994 and 1993, respectively.
   During the first quarter of 1995, the Company completed a review of the fixed asset lives at its stainless steel production facility. The Company determined that as a result of action taken to increase its preventative maintenance and programs initiated with its suppliers to increase the quality of their products, actual lives for certain asset categories were generally longer than the useful lives used for depreciation purposes Therefore, the Company extended the estimate useful lives of certain categories of plant and equipment at is stainless steel production facility effective January 1, 1995. The effect of this change in estimated useful lives reduced depreciation expense for 1995 by approximately $1,602,000, and accordingly increased earnings before income taxes by the same amount.

Notes to Consolidated Financial Statements



Long-Term Debt

   Long-term debt consists of the following:

(balances in thousands)                       1995         1994
                                          --------     --------
10-3/4% Senior Notes, due 2003            $115,000     $115,000
Notes, interest based on prime or
  other variable market rates,
  due 1998                                  14,341       17,949
Revolving credit facilities                 10,579        9,377
Capitalized leases and other                   672          979
                                          --------     --------
                                           140,592      143,305
Less current maturities                      3,734        3,549
                                          --------     --------
Long-term debt                            $136,858     $139,756
                                          ========     ========

   On October 22, 1993 the Company completed a major debt refinancing program. The Company issued $115,000,000 of Senior Notes, due 2003, with an interest rate of 10.75% and also completed a $60,000,000 secured credit facility with two institutional lenders. In connection with the new debt, the Company's parent, Talley Industries, Inc., also received gross proceeds of $70,000,000 from the issuance of Senior Discount Debentures. The $115,000,000 gross proceeds of the public offering, plus an initial borrowing under the secured credit facility, and certain distribution from its parent, after payment of underwriting and other fees and expenses associated with these financings, were used to repay substantially all of the Company's previously outstanding debt.
   The indenture for the Senior Notes and the loan agreement relating to the secured credit facility contain covenants requiring specified fixed charge coverage ratios, working capital levels, capital expenditure limits, net worth levels, cash flow levels and certain other restrictions on dividends and other payments and incurrence of debt. Substantially all of the receivables, inventory and property, plant and equipment of the Company and its subsidiaries are pledged as collateral in connection with the secured credit facility. In addition, the subsidiaries of the Company have guaranteed its obligations under the Senior Notes and the secured credit facility. The Company's parent, Talley Industries, Inc., has guaranteed the Senior Notes on a subordinated basis. Distributions from the subsidiaries of the Company are also limited by tangible net worth and cash flow covenants. The capital stock of the Company has been pledged by the Company to secure the Senior Discount Debentures.
   The Senior Notes will mature on October 15, 2003 and the
Company will be required to make mandatory sinking fund payments of $11,500,000 on October 15, in each of 2000, 2001 and 2002.
Interest is payable semi-annually, having commenced April 15, 1994.

Notes to Consolidated Financial Statements

   The secured credit facility consists of a five year revolving credit facility of up to $40,000,000 and a five year $20,000,000 term loan facility. At December 31, 1995 availability under the facility, based on inventory and receivable levels and certain plant and equipment, was approximately $48,000,000, of which approximately $25,000,000 was borrowed. Upon the occurrence of certain specified events at any time following the third anniversary of the facility, the agent thereunder may elect to terminate the facility. The five-year term facility requires monthly amortization payments based on a seven year amortization schedule, with the balance due upon expiration in October 1998.
The credit facility interest rate is prime plus one percent or LIBOR plus 3-1/4%, with an additional fee of one-quarter of one percent on unused amounts under the revolving facility.
   Aggregate maturities of long-term debt for the years ending December 31, 1996 through December 31, 2000, are $3,734,000, $3,094,000, $18,764,000, $-0-, and $11,500,000, respectively. Cash payments for total interest, net of amounts capitalized, during 1995, 1994 and 1993 were $15,972,000, $16,063,000 and $14,378,000, respectively. Accrued interest expense at December 31, 1995, 1994 and 1993 was $2,687,000, $2,640,000 and $2,404,000, respectively.
Deferred debt issue costs at December 31, 1995, 1994 and 1993 were $5,606,000, $6,723,000 and $7,872,000, respectively. Deferred debt issue costs are amortized over the life of the respective debt instruments using the straight-line method. Amortization of debt expense in 1995, 1994 and 1993 was $1,117,000, $1,117,000 and
$890,000, respectively. Total capitalized lease obligations on buildings and equipment included in long-term debt at December 31, 1995 is $338,000, of which $322,000 is due within one year.

Leases

   Rental expense for continuing operations, (reduced by rental income from subleases of $441,000 in 1995, $329,000 in 1994 and $340,000 in 1993) amounted to $4,753,000 in 1995, $5,179,000 in
1994 and $5,622,000 in 1993. Aggregate future minimum rental payments required under operating leases having an initial lease term in excess of one year for years ending December 31, 1996 through December 31, 2000 are $4,233,000, $3,362,000, $2,908,000,
$1,535,000 and $682,000, respectively, with $1,335,000 payable in future years. Minimum operating lease payments have not been reduced by future minimum sublease rentals of $248,000.
   Aggregate future minimum payments under capital leases for years ending December 31, 1996 and December 31, 1997 are $343,000 and $18,000, respectively, with no payments in later years. Minimum capital lease payments have not been reduced by future minimum sublease rentals of $265,000. The present value of net minimum lease payments is $339,000 after deduction of $22,000,

Notes to Consolidated Financial Statements representing interest and estimated executory costs. The net book value of leased buildings and equipment under capital leases at December 31, 1995 and 1994 amounted to $656,000 and $213,000, respectively.

Employee Benefit Plans

   The Company and its subsidiaries have pension plans covering a majority of their employees. Normal retirement age is 65, but provisions are made for early retirement. For subsidiaries with defined benefit plans, benefits are generally based on years of service and salary levels. Contributions to the respective defined contribution plans are based on each participant's annual pay and age. The Company also has a retirement plan for its Board of Directors. Benefits are payable under the plan after five years of service, upon reaching age 68 or retirement if later.
   Net pension cost in 1995, 1994 and 1993 was $4,132,000,
$4,837,000 and $5,069,000, respectively.
   The Company generally contributes the greater of the amounts expensed or the minimum statutory funding requirements. Pension costs for defined benefit plans include the following components:


(in thousands)                      1995        1994       1993
                                --------    --------   --------
Service cost-benefits earned
  during the year               $  1,138    $  1,377   $  1,594
Interest cost on projected
  benefit obligation               2,781       2,360      2,504
Actual return on assets          (11,377)        643     (5,712)
Net amortization and deferral      8,035      (3,493)     3,173
                                --------    --------   --------
Net pension cost                $    577    $    887   $  1,559
                                ========    ========   ========

Notes to Consolidated Financial Statements

    The following table sets forth the aggregate funded status of defined benefit plans at December 31, 1995 and 1994:


                                              1995
                                  ----------------------------
                                  Assets Exceed   Accumulated
                                   Accumulated     Benefits
(balances in thousands)              Benefits    Exceed Assets
                                  -------------  -------------
Fair value of plan assets              $ 45,857        $ 1,852
Projected benefit obligation            (41,955)        (1,998)
Projected benefit obligation
  (in excess of) or less than
  plan assets                             3,902           (146)
Unrecognized net loss (gain)             (5,008)          (175)
Unrecognized prior service cost            (252)             4
Unrecognized net liability                  520            344
Unfunded accumulated benefit
  obligation                                  -           (173)
                                  -------------  -------------
Pension liability                      $   (838)       $  (146)
                                  =============  =============


Accumulated benefits                   $ 37,046        $ 1,998

Vested benefits                        $ 35,094        $ 1,955



                                              1994
                                  ----------------------------
                                  Assets Exceed   Accumulated
                                   Accumulated     Benefits
(balances in thousands)              Benefits    Exceed Assets
                                  -------------  -------------
Fair value of plan assets              $ 36,474       $ 1,451
Projected benefit obligation            (30,004)       (1,641)
Projected benefit obligation
  (in excess of) or less than
  plan assets                             6,470          (190)
Unrecognized net loss (gain)             (7,612)         (260)
Unrecognized prior service cost            (266)            4
Unrecognized net liability                  622           413
Unfunded accumulated benefit
  obligation                                  -          (157)
                                  -------------  ------------
Pension liability                      $   (786)      $  (190)
                                  =============  ============

Accumulated benefits                   $ 27,160       $ 1,641

Vested benefits                        $ 25,535       $ 1,611

Notes to Consolidated Financial Statements

    The provisions of Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions," require the recognition of an additional liability and related intangible asset to the extent that accumulated benefits exceed plan assets. At December 31, 1995 and 1994 the Company's additional liabilities were $173,000 and $157,000, respectively. The Company recorded an intangible asset in the same amount. At December 31, 1995 the Directors' Pension plan was unfunded with a projected benefit obligation of $897,000 and an additional liability of $201,000.
The net pension cost for 1995 was $234,000.
    Assumptions used in 1995, 1994 and 1993 to determine the actuarial present value of plan benefit obligations were:

                                              1995   1994   1993
                                              ----   ----   ----
    Assumed discount rate                     6.5%   8.5%   7.0%
    Assumed rate of compensation increase     4.5%   5.0%   4.5%
    Expected rate of return on plan assets    9.0%   9.0%   9.0%

    Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year. Assets of the Company's pension plans consist of marketable equity securities, guaranteed investment contracts and corporate and government debt securities. At December 31, 1995, the total value of defined benefit plan assets exceed total vested benefits by $10,660,000.
    Effective January 1, 1984, the Company established an employee stock purchase plan for eligible U.S. employees. Each eligible employee who elects to participate may contribute 1% to 5% of his or her pretax compensation from the Company. The Company contributes an amount equal to 50% of the employee contributions. Total Company contributions during 1995 and 1994 were $502,000 and $713,000, respectively. Any dividends received on the shares held by the ESOP are reinvested in shares of Company stock. No dividends were received during 1995, 1994 or 1993.
    Health care and life insurance benefits are presently provided to a small number of retired employees of one of the Company's subsidiaries. The cost of retiree health care and life insurance benefits are minor in amount and are recognized as benefits are paid. The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension" in the first quarter of 1993, as required by the pronouncement. The transition obligation of approximately $1,474,000 is being amortized over a 20 year period. The amortization of the unrecognized transition obligation for the single subsidiary affected by the new pronouncement was $72,000 in 1995. Current service costs and interest costs for 1995 were approximately $10,000 and $99,000, respectively.

Notes to Consolidated Financial Statements



Income Taxes

    Earnings before income taxes and extraordinary loss and the provision (credit) for income taxes consists of the following:

(balances in thousands)             1995       1994       1993
                                --------   --------   --------
Earnings (loss) before income
  taxes and extraordinary loss:
  United States                 $ 27,054   $ 11,981   $ 12,193
  Foreign                          2,431      1,542          3
                                --------   --------   --------
                                $ 29,485   $ 13,523   $ 12,196
Current tax expense:            ========   ========   ========

  United States                 $  9,855   $  6,613   $  3,856
  Foreign                          1,155        731         59
  State and local                  1,154        530        581
                                --------   --------   --------
                                  12,164      7,874      4,496
                                --------   --------   --------
Deferred tax expense (credit):
  United States                     (701)         -       (232)
  Foreign                             25         16          8
  State and local                  1,058     (5,582)     2,120
                                --------   --------   --------
                                     382     (5,566)     1,896
                                --------   --------   --------
                                $ 12,546   $  2,308   $  6,392
                                ========   ========   ========

    Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1995 and 1994, are as follows:

(balances in thousands)                        1995       1994
                                           --------   --------
Gross deferred tax assets:
  Accrued expenses                         $  3,648   $  5,015
  Other                                       2,498      1,721
  Valuation allowance for
    deferred tax assets                        (589)    (1,019)
                                           --------   --------
  Net deferred tax asset                      5,557      5,717
                                           --------   --------
Gross deferred tax liabilities:
  Depreciation                                5,957      6,662
  Accrued expenses                            4,604      3,908
  Other                                       1,233      1,001
                                           --------   --------
  Gross deferred tax liability               11,794     11,571
                                           --------   --------
Net deferred tax liabilities               $  6,237   $  5,854
                                           ========   ========

    Reasons for the differences between the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income are:

Notes to Consolidated Financial Statements

                                   1995        1994        1993
                                -------   ---------   ---------
Computed tax at statutory U.S.
   tax rates                    $10,025   $   4,597   $   4,147
State and local taxes             1,460      (3,334)      1,781
Goodwill amortization               404         404         376
Other                               657         641          88
                                -------   ---------   ---------
                                $12,546   $   2,308   $   6,392
                                =======   =========   =========

    United States income taxes have not been provided on $1,000,000 of undistributed earnings of subsidiaries incorporated outside the United States, since it is the Company's intent to reinvest such earnings. Net cash (payments) refunds for income taxes during 1995, 1994 and 1993 were $(2,675,000), $(569,000) and
$828,000, respectively.
    Pursuant to legislation passed in 1994 in the State of Arizona regarding the rules for filing consolidated state income tax returns, the Company reversed $5,600,000 of state income tax accruals to reflect the change in the law.

Commitments and Contingencies

  TRW Claims. On June 27, 1995, the federal district court for the District of Arizona entered judgment against TRW Inc. in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed all claims asserted by TRW against the Company while the jury reached a verdict in favor of the Company on its counterclaims against TRW, awarding the Company a total of $138,000,000. The award (which is in addition to (i) royalty payments of $24,400,000 paid prior to the judgment and during the pendency of this action pursuant to a preliminary injunction order, and (ii) the court's January 26, 1996 award of $7,085,000 for attorneys' fees and recoverable costs relating to this litigation) represents the jury's determination of the present value of the royalties that would otherwise have been paid to the Company by TRW for the period from April 1995 through April 2001.
    The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, thereby entitling TRW to terminate airbag royalty payments to the Company under the License Agreement (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the License Agreement. TRW has filed an

Notes to Consolidated Financial Statements

  TRW Claims, continued

appeal of the judgment to the Ninth Circuit Court of Appeals, on which oral argument was heard on February 14, 1996. The Company anticipates that TRW will also appeal the district court's award of attorneys' fees and expenses.
    On July 26, 1995 the district court granted a stay of enforcement of the judgment pending appeal upon the posting by TRW of a $175,000,000 bond and the continuation of quarterly payments to the Company in the amount of royalties that otherwise would be due under the License Agreement. Upon affirmation of the judgment on appeal, TRW would be required to pay the judgment plus interest (which the court ruled will accrue from June 27, 1995 at the rate specified by the 1989 License Agreement - i.e., prime plus five percent), offset by the continued quarterly payments made in the interim as ordered by the court. TRW has sought and the Court of Appeals has denied emergency review of the district court's order requiring the continued quarterly payments pending appeal. The denial of emergency relief by the Court of Appeals is without prejudice to TRW's appeal from the district court's order.
    Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW failed to properly exploit the license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. It is currently anticipated that these remaining claims will come to trial early in the spring of 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

  Environmental. A subsidiary of the Company has been named as a potentially responsible party under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon Heights Landfill in Beacon Falls, Connecticut and the Laurel Park Landfill in Naugatuck, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to these landfills and did not send any hazardous wastes to either site.
    Two coalitions of potentially responsible parties have entered into consent decrees with the Environmental Protection Agency to remediate these sites. Each coalition has in turn brought an action against other potentially responsible parties, including a subsidiary of the Company, to contribute to the cleanup costs.

Notes to Consolidated Financial Statements

  Environmental, (continued)

In October 1995, the Company settled the Laurel Park matter, including a payment by the Company that was not material to the results of operations of the Company. The federal court hearing the case has dismissed claims brought against the subsidiary by the Beacon Heights coalition. However, the coalition has indicated that it intends to appeal the court's ruling. Based upon management's review and the status of the proceedings, with respect to the Beacon Heights matter, management believes that any reasonably anticipated losses from this claim will not result in a material adverse impact on the results of operations or the financial position of the Company.
    A subsidiary of the Company is conducting an investigation of alleged groundwater contamination at a facility in Athens, Georgia, in cooperation with the current owner of the site. The site was owned by the subsidiary until March 1988. The Georgia Environmental Protection Division made a determination in 1995 that the site should be listed on its Hazardous Site Inventory. No lawsuit or administrative enforcement proceedings have been initiated in this matter. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

  Tax. The Arizona Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to the Company for the fiscal year ending March 31, 1983. These Notices pertain to whether subsidiaries of the Company must file separate income tax returns in Arizona rather than allowing the Company to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was approximately $400,000 plus interest. In May 1992 the Arizona Tax Court granted judgment in favor of the Company and against the Department on all claims asserted against the Company. In October 1992 the Tax Court entered judgment in favor of the Company awarding the Company approximately $600,000 for the Arizona income taxes the Company overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees.
    In September 1994, the Arizona Court of Appeals reversed the 1992 Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company paid approximately $1,300,000 in taxes and interest for the period ending March 31, 1983. The Company believes the appellate court erred in its decision; however, the Company held discussions with state authorities in an effort to resolve the dispute for the periods

Notes to Consolidated Financial Statements

  Tax, (continued)

ending on December 31, 1984 and 1985. The tax and related interest assessment in dispute is approximately $5,000,000. If the Company is unsuccessful in reaching an agreement with the state, it intends to vigorously litigate these tax and interest assessments. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against the Company for 1986 and subsequent years. Management believes that the final resolution of the above matter will not result in a material adverse impact on the results of operations or financial position of the Company.

Fair Value of Financial Instruments

    The following table presents the carrying amounts and fair values of the Company's financial instruments for which it is practicable to estimate. Financial Accounting Standards Board Statement No. 107 "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a force or liquidation sale.


(balances in thousands)             1995                  1994
                            -------------------   -------------------
                            Carrying    Fair      Carrying    Fair
                             Amount     Value      Amount     Value
                            --------   --------   --------   --------
Cash & cash equivalents     $  3,461   $  3,461   $  2,756   $  2,756
Non-trade receivables          9,732      9,732     10,317     10,317
Debt                         140,592    141,764    143,305    127,780


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

Notes to Consolidated Financial Statements

Debt

    The fair value of the Company's debt, including the current portion, at December 31, 1995 and 1994 is based on quoted market prices or, if market prices are not available, the fair value is estimated using discounted cash flow analysis based on estimated rates for similar instruments.

    The Company has the right to receive royalty payments under a license agreement executed in April, 1989 in connection with the sale of its airbag operations to TRW. Under the agreement, the Company is entitled to receive royalties for the twelve year period commencing May 1, 1989 and ending April 30, 2001. The rates at which these royalties are to be paid are: $1.16 for each airbag unit manufactured and sold anywhere in the world by TRW and its subsidiaries (this amount increases by $.01 per unit on May 1 of each year of the royalty term); 75% of the per-unit amount specified above for each inflator manufactured and sold anywhere in the world by TRW and subsidiaries; and $.55 for each airbag unit supplied by companies other than TRW for use in a vehicle manufactured or sold in North America.
    The fair value of the royalty stream is dependent upon many factors, including automobile production, the number of produced vehicles with airbag systems and the market share of TRW.
Royalties recognized in the year ending December 31, 1995 were $23,977,000. Also see Commitments and Contingencies note.

Research and Development Costs

    Company-sponsored research and development costs were $4,227,000, $4,304,000 and $3,122,000 for the years ended December
31, 1995, 1994, and 1993, respectively. For the same periods, customer-sponsored research and development expenditures were $10,093,000, $8,231,000 and $11,620,000, respectively.

Extraordinary Loss

    In 1993, as a result of the termination of the interest swap agreement and the payoff of the underlying debt, the Company recognized an extraordinary loss of $1,102,000, net of taxes of $568,000.

Acquisitions and Dispositions

    In July 1994, a subsidiary of the Company acquired certain assets of the Ball and Socket Manufacturing Company, Inc., a manufacturer of metal buttons. The purchase price was approximately $4,800,000, including cash of $2,100,000; 323,232 shares of the Company's Common stock scheduled for issuance two years after closing and certain liabilities assumed and acquisition costs incurred.

Notes to Consolidated Financial Statements

    The Company sold the net assets of its precision potentiometer business in July 1993, for a cash purchase price of $2,756,000, which approximated the book value of the net assets sold.
    The excess of cost over tangible and identifiable intangible assets acquired, net of amortization at December 31, 1995, 1994, and 1993 was $43,392,000, $45,716,000, and $43,696,000,
respectively.

Related Party Transactions

    In each of the last three years the Company and its subsidiaries incurred legal fees payable to the law firm of one of the Company's directors. During 1995, 1994 and 1993 total billings for the firm were $249,000, $610,000 and $715,000, respectively, and were for foreign and domestic services relating to litigation and general corporate matters. In 1995, the Company also paid $120,000 in consulting fees to one of the Company's directors.
Fees were paid to a second law firm in 1993 of $329,000. A 1993 addition to the Company's board of directors was a partner in such firm until he retired in June 1993.

Recently Issued Accounting Standards

    In October 1994 the Financial Accounting Standards Board
issued Statement of Financial Accounting Standards No. 119 "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" effective for the Company at December 31, 1994. The Company does not presently have nor has it had any derivative type instruments since mid-1993 when a single interest rate swap agreement was terminated as described in the notes to the financial statements.
    In October 1995 the Financial Accounting Standards Board
issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has employee incentive arrangements wherein employees receive shares of Talley Industries, Inc. stock. When this pronouncement becomes effective, the Company will be required to account for such transactions under the "fair value" based method or the "intrinsic value" based method. Under the "fair value" based method, compensation cost is measured at the grant date, based on the value of the award and is recognized over the
service  period,  which is usually the vesting period.   Under the
"intrinsic value" based method, (present accounting), compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date, over the amount an employee must pay to acquire the stock. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock

Notes to Consolidated Financial Statements and the expected dividend on it, and the risk-free interest rate over the expected life of the option. Certain pro-forma disclosures are required when a Company uses the "intrinsic value" based method instead of the "fair value" based method.
    Other pronouncements issued by the Financial Accounting
Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

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

  Government Products and Services

    The Company's Government Products and Services segment provides a wide range of products and services for government programs. The vast majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or improve performance. The Company manufactures proprietary propellant products which, when ignited, produce a specified thrust or volume of gas within a desired time period. Propellant products manufactured include ballistic devices for aircraft ejection systems, rocket motors, extended range munitions components and dispersion systems.
    The Company's propellant devices are currently used on ejection seats on high performance domestic and foreign military aircraft. Rocket motors manufactured by the Company include a complete line of rocket boosters and propulsion systems used for reconnaissance, surveillance, and target acquisition. The Company's extended range munitions components utilize propellant technologies to significantly extend the range of existing U.S. artillery. Other electronic products include sub-miniature elapsed

Notes to Consolidated Financial Statements

  Government Products and Services, (continued)

time indicators, events counters, fault annunciators, and lighting products used in aerospace and military applications to monitor equipment performance. Naval architecture and marine engineering services provided by the Company include detail design and engineering services for new military and commercial construction as well as a significant amount of maintenance and retrofit work for existing ships.
    The Company's Government Products and Services segment also manufactures specialized electronic display and monitoring devices and high performance cable connection assemblies.
    Direct sales to the U.S. Government and its agencies, primarily from the Government Products and Services segment accounted for approximately 18%, 23% and 24% of the Company's sales for the years ended December 31, 1995, 1994 and 1993, respectively. At December 31, 1995 and 1994 the amount billed but not paid by customers under retainage provisions in long-term contracts was $1,212,000 and $1,075,000, respectively. The $1,212,000 receivable under retainage provisions is expected to be collected in 1996 through 2001 in the amounts of $391,000, $38,000, $119,000
$637,000, $0 and $27,000, respectively. Amounts in process but unbilled at December 31, 1995 and 1994 were $5,976,000 and $6,257,000, respectively.

  Airbag Royalties

    The Company participates in the rapidly expanding market for automotive airbags through its royalty agreement with TRW. The Company entered into the Airbag Royalty Agreement as part of the 1989 sale of its automotive airbag manufacturing business. The terms of the Airbag Royalty Agreement require TRW to make quarterly royalty payments to the Company through April 30, 2001 for any airbag units manufactured and sold worldwide by TRW as well as for any other airbags installed in vehicles manufactured or sold in North America. (See Commitments and Contingencies Note).

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

Notes to Consolidated Financial Statements

  Industrial Products, (continued)

steel manufacturing operation, the Company distributes stainless steel and other specialty steel products through seven locations in the U.S. and Canada. The Industrial Products segment also manufactures and distributes high-voltage ceramic insulators for electric utilities, municipalities and other governmental units, as well as for electrical contractors and original equipment manufacturers. Products include a wide array of transformer bushings and accessories, special and standard porcelain for high and low-voltage applications, apparatus bushing assemblies, and transmission and distribution class insulators which are manufactured for both domestic and international markets. In addition, the Company manufactures specialized advanced-technology welding systems, power supply systems and humidistats for the utility, pipeline and original equipment manufacturer markets. Welding equipment manufactured by the Company includes systems that are specially designed to operate in hostile environments such as nuclear radiation.

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

  Other Matters

    The Company's U.S. operations had export sales of $20,354,000, $15,932,000 and $26,672,000 for the years ended December 31, 1995,
1994 and 1993, respectively.
    Substantially all facilities and operations of the Company's continuing operations are located within the United States. The Company operates a steel distribution system located in Canada with sales for the year ended December 31, 1995 and total assets at December 31, 1995 of $15,600,000 and $9,600,000, respectively.
    Foreign exchange losses included in earnings for the years ended December 31, 1995, 1994 and 1993 were not material. The foreign currency translation adjustment included in stockholder's equity decreased from $(723,000) at December 31, 1994 to $(530,000) at December 31, 1995.
    Sales between segments are not significant and have been eliminated. Operating income is total revenue less operating expenses and excludes general Corporate expenses, non-segment interest income and interest expense. Interest income associated with segment assets is included in segment operations income.

Notes to Consolidated Financial Statements

  Other Matters, (continued)

Corporate assets consist principally of cash and cash equivalents, notes receivable, income taxes receivable and a building.
    The Company's backlog was approximately $503,300,000 as of December 31, 1995 and $130,900,000 as of December 31, 1994.
Approximately 27.9% of the backlog as of December 31, 1995 is expected to result in revenue during 1996, with the remaining 72.1% expected to result in revenue during subsequent periods. The backlog amounts as presented herein are composed of funded and unfunded components. The government funded components and firm industrial contracts on December 31, 1995 and 1994 totaled $133,500,000 and $130,900,000, respectively.
    The term "funded" used herein refers to the aggregate revenue remaining to be earned at a given time under (a) contracts held by the Company (excluding renewals or extensions thereof, which are at the discretion of the customer) to the extent of the funded (i.e., appropriated by Congress and allotted to the contract by the procuring Government agency) amounts thereunder, and (b) "task orders" or "delivery orders" issued to the Company under contracts which provide that the customer is obligated to pay only for services rendered pursuant to specific (funded) task orders and is not obligated to issue additional task orders or to pay the estimated total contract price. The term "unfunded" used herein refers to the portion of the Company's total backlog that represents the excess of the stated value of the Company's executed contracts over the amounts funded by the customer for such contracts including unexercised options.

Notes to Consolidated Financial Statements

    The tables which follow show assets, depreciation and amortization and capital expenditures by segment:



(in thousands)                         1995       1994      1993
                                   --------   --------  --------
Assets by Segment

Government Products and Services   $100,226   $ 98,424  $114,347
Airbag Royalties                      5,434      4,700     3,704
Industrial Products                  98,263     86,583    86,879
Specialty Products                   35,170     34,698    27,951
                                   --------   --------  --------
                                    239,093    224,405   232,881
Corporate                            17,263     18,100    18,962
                                   --------   --------  --------
                                   $256,356   $242,505  $251,843
                                   ========   ========  ========

Depreciation and Amortization
  by Segment

Government Products and Services   $  3,143   $  3,306  $  4,163
Airbag Royalties                          -          -         -
Industrial Products                   3,783      4,750     4,427
Specialty Products                    1,198      1,161     1,138
                                   --------   --------  --------
                                      8,124      9,217     9,728
Corporate                               304        325       342
                                   --------   --------  --------
                                   $  8,428   $  9,542  $ 10,070
                                   ========   ========  ========
Capital Expenditures by Segment

Government Products and Services   $  2,532   $  1,820  $  1,648
Airbag Royalties                          -          -         -
Industrial Products                   4,867      1,420     2,842
Specialty Products                    1,423        561       754
                                   --------   --------  --------
                                      8,822      3,801     5,244
Corporate                               108        131       102
                                   --------   --------  --------
                                   $  8,930   $  3,932  $  5,346
                                   ========   ========  ========




                                             TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES


Summary of Segment Operations

(in thousands)
Years Ended December 31,                 1995       1994       1993       1992       1991
                                     --------   --------   --------   --------   --------
Revenue by segment:

Government Products and Services     $139,600   $141,074   $170,323   $183,162   $168,961

Airbag Royalties                       23,977     17,292      9,606      5,566      3,161

Industrial Products                   183,649    129,080    107,402     95,097    117,682

Specialty Products                     35,834     33,157     30,797     35,738     41,061
                                     --------   --------   --------   --------   --------
                                     $383,060   $320,603   $318,128   $319,563   $330,865
                                     ========   ========   ========   ========   ========
Operating income by segment:

Government Products and Services     $ 10,225   $ 18,194   $ 24,354   $ 26,101   $ 23,940

Airbag Royalties                       23,977     17,292      9,606      5,566      3,161

Industrial Products                    22,632      7,464      2,438        (45)       839

Specialty Products                      5,119      4,854      5,001      5,055      5,345
                                     --------   --------   --------   --------   --------
                                       61,953     47,804     41,399     36,677     33,285

Corporate expenses                    (15,468)   (17,163)   (13,151)    (9,672)   (16,127)

Non-segment interest income               173         62        312      1,923      2,248

Interest expense                      (17,173)   (17,180)   (16,364)   (21,945)   (24,587)
                                     --------   --------   --------   --------   --------
Earnings (loss) before income taxes  $ 29,485   $ 13,523   $ 12,196   $  6,983   $ (5,181)
                                     ========   ========   ========   ========   ========



                                             TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES




Five Year Summary of Operations


(in thousands)
Years Ended December 31,                 1995        1994        1993        1992        1991
                                     --------    --------    --------    --------    --------
Revenue                              $383,060    $320,603    $318,128    $319,563    $330,865

Cost of sales and services            273,669     228,194     235,335     233,812     248,938
Selling, general and administrative
  expenses                             62,131      61,866      54,961      57,473      58,810
Restructuring costs                         -           -           -           -       5,000
                                     --------    --------    --------    --------    --------
                                      335,800     290,060     290,296     291,285     312,748
                                     --------    --------    --------    --------    --------
Earnings from operations               47,260      30,543      27,832      28,278      18,117
Other income (expense), net              (602)        160         728         650       1,289
                                     --------    --------    --------    --------    --------
                                       46,658      30,703      28,560      28,928      19,406
Interest expense                       17,173      17,180      16,364      21,945      24,856
Interest capitalized                        -           -           -           -        (269)
                                     --------   ---------    --------    --------    --------
                                       17,173      17,180      16,364      21,945      24,587
Earnings (loss) from continuing
  operations before income taxes
  and extraordinary loss               29,485      13,523      12,196       6,983      (5,181)
Income tax provision (benefit)         12,546       2,308       6,392       2,312        (277)
                                     --------    --------    --------    --------    --------
Earnings (loss) from continuing
  operations                           16,939      11,215       5,804       4,671      (4,904)

Extraordinary loss, net of income
   tax                                      -           -      (1,102)          -           -
                                     --------    --------    --------    --------    --------
Net earnings (loss)                  $ 16,939    $ 11,215    $  4,702    $  4,671    $ (4,904)
                                     ========    ========    ========    ========    ========

                     Report of Independent Accountants






To the Board of Directors and Shareholder of Talley Manufacturing and Technology, Inc.


In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Talley Manufacturing and Technology, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.














PRICE WATERHOUSE LLP


Phoenix, Arizona
February 19, 1996



                                       TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES

  FINANCIAL DATA

  Selected Financial Data

  (in thousands)
  Years Ended December 31,            1995        1994        1993        1992        1991
                                  --------    --------    --------    --------    --------
  Capital expenditures            $  8,930    $  3,932    $  5,346    $  4,564    $  6,567
  Depreciation and amortization      8,428       9,542      10,070      10,565      11,195
  Current assets                   148,816     132,820     141,868     135,199     206,759
  Current liabilities               54,941      57,729      56,923      58,106     287,294 *
  Working capital                   93,875      75,091      84,945      77,093     (80,535)*
  Total assets                     256,356     242,505     251,843     247,758     330,178
  Total debt                       140,592     143,305     162,178     172,140     227,977
  Long-term debt                   136,858     139,756     160,002     161,283           -
  Long-term debt, subject to
    acceleration                         -           -           -           -     159,933 *
  Stockholder's equity              52,837      31,877      18,402      10,948      16,776
  Current ratio                        2.7         2.3         2.5         2.3          .7
                                  ========    ========    ========    ========    ========


  Supplemental Data

  (in thousands)

  Years Ended December 31,            1995        1994        1993        1992        1991
                                  --------    --------    --------    --------    --------
Taxes, other than income:
    Payroll                       $  7,231    $  7,181    $  7,037    $  7,195    $  7,321
    Property                         1,991       1,660       1,557       1,721       1,891
    Other                              412         338         328         382         626
                                  --------    --------    --------    --------    --------
                                     9,634       9,179       8,922       9,298       9,838

  Maintenance and repairs            6,220       4,557       4,668       4,626       4,624
  Rent                               5,211       5,508       5,962       7,353       7,845
  Advertising                        1,053         786         648         720         958
  Research and development        $  4,227    $  4,304    $  3,122    $  3,904    $  4,223
                                  ========    ========    ========    ========    ========


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


INDUSTRIAL PRODUCTS

Amcan Specialty Steels, Inc.                 - Hermitage, Pennsylvania.
                                               Bruce R. Olson,
                                               President.

Diversified Stainless Steel of Canada, Inc.  - Downsview, Ontario,
                                               Canada.  Frank Szabo,
                                               President.

Porcelain Products Co.                       - Carey, Ohio.  Haywood W.
                                               Bower, President.

Talley Metals Technology, Inc.               - Hartsville, South
                                               Carolina.  Donald
                                               Bailey, President.

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

 Joseph A. Orlando         - Independent financial consultant

 Alex Stamatakis           - Chairman of the Board, Stamatakis
                             Industries, Inc.

 John W. Stodder           - Vice Chairman, Jostens, Inc.

 Donald J. Ulrich          - Owner and Vice Chairman, Ventura Coastal
                             Corporation

 David Victor              - Member, Meyer, Hendricks, Victor, Ruffner
                             & Bivens, P.L.C.

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

 Daniel R. Mullen          - Vice President and Treasurer

 George W. Poole           - Vice President - Government Relations

                                                       SCHEDULE I
                                                      Page 1 of 6



                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                             (Registrant Only)
                  STATEMENT OF CONDITION (BALANCE SHEET)



                                               DECEMBER 31,
                                            1995         1994
                                       ------------  ------------

Assets

Current assets:
  Cash and cash equivalents            $  1,414,000  $    514,000
  Due from affiliates                     3,064,000     6,373,000
  Accounts receivable                     7,822,000     8,735,000
  Prepaid expenses                        1,317,000       991,000
                                       ------------  ------------
        Total current assets             13,617,000    16,613,000



Investment in and advances to
  affiliates                            154,622,000   134,359,000

Long-term receivables                     3,757,000     3,757,000

Property, plant and equipment,
  at cost, net of accumulated
  depreciation of $1,641,000 in
  1995 and $1,596,000 in 1994               476,000       581,000

Deferred charges and other assets        12,697,000    10,078,000

Deferred income taxes                             -       192,000
                                       ------------  ------------
         Total assets                  $185,169,000  $165,580,000
                                       ============  ============







See accompanying notes and the notes to the consolidated financial statements.

                                                       SCHEDULE I
                                                      Page 2 of 6

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                              (Registrant Only)
                    STATEMENT OF CONDITION (BALANCE SHEET)



                                                DECEMBER 31,
                                             1995          1994
                                        ------------   ------------

Liabilities and Stockholder's Equity

Current liabilities:
  Current maturities of long-term debt  $    448,000   $    434,000
  Due to affiliates                                -          2,000
  Accounts payable                         1,342,000      2,059,000
  Accrued expenses                         9,118,000      9,197,000
  Deferred income taxes                    3,376,000      3,263,000
                                        ------------   ------------
        Total current liabilities         14,284,000     14,955,000

  Deferred income taxes                      968,000              -
  Long-term debt                         115,000,000    115,448,000
  Other liabilities                        2,080,000      3,300,000

Stockholders' equity:
  Preferred stock, $1 par value,
     authorized 100 shares
       - Series A: Issued 0 shares
         in 1995 and 4 shares in 1994              -              4
  Common stock, $1 par value,
     authorized 1,000 shares                   1,000          1,000
  Capital in excess of par value          23,494,000     18,365,996
  Foreign currency translation
    adjustments                             (530,000)      (723,000)
  Retained earnings                       29,872,000     14,233,000
                                        ------------   ------------
       Total stockholders' equity         52,837,000     31,877,000
                                        ------------   ------------
       Total liabilities and
         stockholders' equity           $185,169,000   $165,580,000
                                        ============   ============






See accompanying notes and the notes to the consolidated financial statements.

                                                       SCHEDULE I
                                                      Page 3 of 6

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                              (Registrant Only)
                           STATEMENT OF OPERATIONS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1995, 1994 AND 1993




                                      1995           1994           1993
                              ------------   ------------   ------------

Selling, general and
  administrative expenses     $ 15,691,000   $ 16,658,000   $ 13,045,000
Administrative allocations
  to subsidiaries              (20,236,000)   (14,965,000)   (16,643,000)
                              ------------   ------------   ------------
                                (4,545,000)     1,693,000     (3,598,000)

Other income (expense), net       (624,000)      (588,000)       264,000
                              ------------   ------------   ------------
                                (3,921,000)     2,281,000     (3,862,000)
                              ------------   ------------   ------------
Interest expense                17,066,000     17,154,000     16,323,000
Interest charges to
  subsidiaries,  net            (4,287,000)    (3,885,000)      (167,000)
                              ------------   ------------   ------------
                                12,779,000     13,269,000     16,156,000
                              ------------   ------------   ------------
                                (8,858,000)   (15,550,000)   (12,294,000)
Income tax provision (benefit)   2,291,000      8,641,000     (3,600,000)
                              ------------   ------------   ------------
Loss before earnings of
  subsidiaries and
  extraordinary gains           (6,567,000)    (6,909,000)    (8,694,000)

Extraordinary loss,
  net of taxes                           -              -     (1,102,000)

Earnings from subsidiaries      23,506,000     18,124,000     14,498,000
                              ------------   ------------   ------------
Net earnings (loss)           $ 16,939,000   $ 11,215,000   $  4,702,000
                              ============   ============   ============











See accompanying notes and the notes to the consolidated financial statements.

                                                       SCHEDULE I
                                                      Page 4 of 6
                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                              (Registrant Only)
                           STATEMENT OF CASH FLOWS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1995, 1994 AND 1993




                                              1995           1994           1993
                                      ------------   ------------   ------------
Cash flows from operating activities  $ 16,776,000   $ 14,297,000   $  9,223,000

Cash flows from investing activities:

  Decrease (increase) in investment
     in subsidiaries, net              (20,263,000)   (11,515,000)    40,780,000
                                      ------------   ------------   ------------
      Cash from investing activities   (20,263,000)   (11,515,000)    40,780,000
                                      ------------   ------------   ------------
Cash flows from financing activities:

  Reduction of long-term debt          (85,573,000)   (70,597,000)  (126,802,000)
  Proceeds from long-term debt          81,523,000     68,372,000    120,885,000
  Proceeds from issuance of stock                -              -      8,000,000
  Redemption of preferred stock         (4,000,000)    (4,000,000)             -
  Amounts (to) from Parent, net          9,128,000      6,613,000     (8,816,000)
  Decrease (increase) in due from
    affiliates, net                      3,309,000     (4,725,000)   (48,673,000)
                                      ------------   ------------   ------------
      Cash from financing activities     4,387,000     (4,337,000)   (55,406,000)
                                      ------------   ------------   ------------
Decrease in cash and cash
  equivalents                              900,000     (1,555,000)    (5,403,000)

    Balance at beginning of year           514,000      2,069,000      7,472,000
                                      ------------   ------------   ------------
    Balance at end of year            $  1,414,000   $    514,000   $  2,069,000
                                      ============   ============   ============










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

2.  Long-Term Debt
                                                 December 31,
Long-term debt consists of the following:       1995        1994
(balances in thousands)                     --------    --------

10-3/4% Senior Notes, due 2003              $115,000    $115,000
Capitalized leases and other                     448         882
                                            --------    --------
                                             115,448     115,882
Less current maturities                          448         434
                                            --------    --------
Long-term debt                              $115,000    $115,448
                                            ========    ========

    The Company and Talley Industries, Inc. completed a major debt refinancing program on October 22, 1993. The proceeds from the new financing were used to repay substantially all of the Company's debt. The Company will be required to make mandatory sinking fund payments of $11,500,000 on October 15, in each of 2000, 2001 and 2002. Interest is payable semi-annually, having commenced April 15, 1994. (See Long-term debt note to the Company's consolidated financial statements).
    Aggregate maturities of long-term debt for the years ended December 31, 1996 through 2000 are $448,000, $-0-, $-0-, $-0- and
$11,500,000, respectively.

                                                       SCHEDULE I
                                                      Page 6 of 6

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                             (Registrant Only)
                       Notes to Financial Statements





2.  Long-Term Debt, continued

Deferred debt issue costs at December 31, 1995, 1994 and 1993 were $5,606,000, $6,723,000 and $7,872,000, respectively. Deferred debt issue costs are amortized over the life of the respective debt instruments using the straight-line method. Amortization of debt expense in 1995, 1994 and 1993 was $1,117,000, $1,117,000 and
$324,000, respectively.


3.  Income Taxes

    The parent company and its domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes represents the difference between amounts attributable to each subsidiary, generally determined on a separate return basis, and the tax computed on a consolidated basis.


4.  Dividends Received

    The registrant received dividends, net of contributions from consolidated subsidiaries, unconsolidated subsidiaries and 50 percent or less owned persons accounted for by the equity method during the years ended December 31, 1995, 1994 and 1993 of $9,971,000, $11,360,000 and $97,475,000, respectively.

                                                                            SCHEDULE II


                       TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES
                             Valuation and Qualifying Accounts and Reserves
                                            December 31, 1995
                                               (thousands)




                                                      Additions
                                   Balance at Charged to  Charged to               Balance
                                   Beginning  Costs and     Other                  at End
        Description                of Period   Expenses    Accounts  Deductions   of Period
-----------------------------      ---------  ----------  ---------  ----------   ---------
Year Ended December 31, 1995:
----------------------------
  Allowance for doubtful
     accounts - accounts
     receivable                     $  994     $  406      $  -       $ (125)      $1,275

  Reserves for notes receivable      1,008          -         -           (5)       1,003


Year Ended December 31, 1994:
----------------------------
  Allowance for doubtful
     accounts - accounts
     receivable                     $1,091     $  372      $  -       $ (469)      $  994

  Reserves for notes receivable      1,000          8         -            -        1,008


Year Ended December 31, 1993:
----------------------------
  Allowance for doubtful
     accounts - accounts
     receivable                     $  867     $  987      $  -       $  763 (a)   $1,091

  Reserves for notes receivable          -      1,000         -            -        1,000

Notes:
-----
  (a)  Uncollectible accounts charged against reserves, net of bad debt recoveries.

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

10.11  Third amendment to Loan and Security Agreement dated
       December 16, 1994, by and among Talley Manufacturing and
       Technology, Inc. and Transamerica Business Credit
       Corporation, as agent.

10.12 First Amendment to Subsidiary Loan and Security Agreement, dated as of December 16, 1994 between Talley Manufacturing and Technology, Inc. and each of certain subsidiaries.

10.13  First Amendment to Subsidiary Continuing Guaranty and
       Security Agreement dated as of December 16, 1994 between
       Transamerica Business Credit Corporation, and each of the Guarantors (certain subsidiaries).

10.14 Consulting Agreement dated February 7, 1996 by and among the Registrant and McMullen Consultants Inc., attached as
       Exhibit 10.1 to the Company's Form 8-K under current report date of February 2, 1996, incorporated herein by reference.

99.1 Amended and Restated Rights Agreement by and among Talley Industries, Inc. and Chemical Mellon Shareholder Services, L.L.C., successor to Manufacturers Hanover Trust Company of California, as Rights Agent, dated as of April 30, 1986, and amended as of July 21, 1986, and further amended and restated as of February 2, 1996, and all exhibits thereto, specifying the terms of the Rights (the "Amended Rights Agreement"),attached as Exhibit 99.1 to the Company's Form 8-K under current report date of February 2, 1996, incorporated herein by reference.

99.2 Amended and Restated Voting Trust Agreement dated February 7, 1996 by and among Talley Industries, Inc., John J. McMullen and First Interstate Bank of Arizona, N.A., as Trustee, attached as Exhibit 99.2 to the Company's Form 8-K under current report date of February 2, 1996, incorporated herein by reference

  21*  Subsidiaries of the Registrant.

  27*  Financial Data Schedule for Talley Manufacturing and
       Technology, Inc., December 31, 1995.


















    * Documents marked with an asterisk are filed with this report.