Form 10-Q
period 1996-03-31
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1996-05-14
CIK 909783

Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

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

                                                   Outstanding at
Class of Common Stock                             March 31, 1996
 $1.00 par value                                      1,000

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.



                                   INDEX



                                                           Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     March 31, 1996 and December 31, 1995                    1

   Consolidated Statement of Earnings -
     Three Months Ended March 31, 1996 and 1995              2

   Consolidated Statement of Cash Flows -
     Three Months Ended March 31, 1996 and 1995              3

   Consolidated Statement of Changes in Stockholder's
     Equity - Three Months Ended March 31, 1996 and 1995     4

   Notes to Consolidated Financial Statements               5-6

   Management's Discussion and Analysis                     7-12





Part II  Other Information


   Legal Proceedings                                         13

   Exhibits and Reports on Form 8-K                        14-15

   Signatures                                                16

                       PART I - FINANCIAL INFORMATION

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                         Consolidated Balance Sheet
                                (thousands)

                                            March 31,   December 31,
                                           -----------  ------------
                                              1996          1995
ASSETS                                     -----------  ------------
  Cash and cash equivalents                $  2,166       $  3,461
  Accounts receivable, net of allowance
    for doubtful accounts of $1,331
    at March 31, 1996 and $1,275
    at December 31, 1995                     69,613         69,065
  Inventories, net                           74,252         67,191
  Deferred income taxes                       1,200          1,200
  Prepaid expenses                            8,233          7,899
                                           --------       --------
    Current assets                          155,464        148,816

  Long-term receivables                      10,451          9,732
  Property, plant and equipment, net         48,348         48,341
  Intangibles                                47,119         43,969
  Deferred charges and other assets           5,235          5,498
                                           --------       --------
    Total assets                           $266,617       $256,356
                                           ========       ========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Current maturities of long-term debt     $  3,644       $  3,734
  Accounts payable                           27,899         21,709
  Accrued expenses                           28,952         29,498
                                           --------       --------
     Current liabilities                     60,495         54,941

  Long-term debt                            136,459        136,858
  Deferred income taxes                       8,638          7,437
  Other liabilities                           3,455          4,283
  Stockholder's equity:
    Preferred stock, $1 par value,
      authorized 100 shares:
      Series A, issued 0 shares - 1996;
      4 shares - 1995                             -              -
    Common stock, $1 par value,
      authorized 1,000 shares                     1              1
  Capital in excess of par value             25,661         23,494
  Foreign currency translation adjustment      (502)          (530)
  Retained earnings                          32,410         29,872
                                           --------       --------
        Total stockholder's equity           57,570         52,837
                                           --------       --------
          Total liabilities and
            stockholder's equity           $266,617       $256,356
                                           ========       ========

The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                    Consolidated Statement of Earnings
                                (thousands)





                                                Three Months
                                                   Ended
                                                 March 31,
                                          ---------------------
                                             1996        1995
                                          ---------    --------
Sales                                      $71,449     $66,603
Services                                    14,920      14,475
Royalties                                    7,465       6,568
                                           -------     -------
                                            93,834      87,646
                                           -------     -------

Cost of sales                               54,106      49,724
Cost of services                            13,021      12,616
Selling, general, and administrative
  expenses                                  15,929      13,532
                                           -------     -------
                                            83,056      75,872
                                           -------     -------

                                            10,778      11,774

Other income (expense), net                    (91)        137
                                           -------     -------
                                            10,687      11,911
                                           -------     -------

Interest expense                             4,122       4,298
                                           -------     -------
Earnings before income taxes                 6,565       7,613
Income tax provision                         2,727       3,128
                                           -------     -------
      Net earnings                         $ 3,838     $ 4,485
                                           =======     =======







The accompanying notes are an integral part of the financial statements.

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                     Consolidated Statement of Cash Flows
                                 (thousands)


                                               Three Months Ended
                                                     March 31,
                                               -------------------
                                                 1996       1995
                                               --------   --------
Cash and cash equivalents at beginning
  of year                                      $  3,461   $  2,756
                                               --------   --------
Cash flows from operating activities:
  Net earnings                                    3,838      4,485
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes              1,201          -
     Depreciation and amortization                2,197      2,184
     Gain on sale of property and equipment         (38)       (16)
     Other                                          600        487
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     Increase in accounts receivable             (1,267)    (5,390)
     Increase in inventories                     (7,061)    (4,590)
     (Increase) decrease in prepaid expenses       (449)       417
     Increase (decrease) in accounts payable      6,190     (1,985)
     Increase (decrease) in accrued expenses     (1,144)     2,635
     Decrease in other liabilities                 (434)    (1,067)
     Other, net                                     (16)         -
                                               --------   --------
      Cash flows from operating activities        3,617     (2,840)
                                               --------   --------
Cash flows from investing activities:
  Purchase of assets of acquired business        (3,876)         -
  Purchases of property and equipment            (1,466)    (1,238)
  Proceeds from sale of property and equipment       52         29
                                               --------   --------
   Cash flows from investing activities          (5,290)    (1,209)
                                               --------   --------
Cash flows from financing activities:
  Increase in investment by Parent                2,167      2,255
  Dividends paid                                 (1,300)    (1,300)
  Repayment of long term-debt                  (120,774)  (108,938)
  Proceeds from new long-term debt              120,285    111,268
                                               --------   --------
   Cash flows from financing activities             378      3,285
                                               --------   --------

Net decrease in cash and cash equivalents        (1,295)      (764)
                                               --------   --------
Total cash and cash equivalents at March 31,   $  2,166   $  1,992
                                               ========   ========


The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

         Consolidated Statement of Changes in Stockholder's Equity
            For the Three Months Ended March 31, 1996 and 1995
                                (thousands)




                                          Capital in
                                Common    Excess of    Retained
                                 Stock    Par Value    Earnings
                                -------   ---------    --------
BALANCE AT DECEMBER 31, 1994    $     1    $18,366     $14,233

Net earnings                                             4,485
Contribution from Parent                     2,255
Dividends                                               (1,300)
                                --------   -------     -------
BALANCE AT MARCH 31, 1995       $     1    $20,621     $17,418
                                =======    =======     =======

BALANCE AT DECEMBER 31, 1995    $     1    $23,494     $29,872

Net earnings                                             3,838
Contribution from Parent                     2,167
Dividends                                               (1,300)
                                -------    -------     -------
BALANCE AT MARCH 31, 1996       $     1    $25,661     $32,410
                                =======    =======     =======















The accompanying notes are an integral part of the financial statements.

                TALLEY MANUFACTURING AND TECHNOLOGY, INC.

               Notes to Consolidated Financial Statements



 Note 1 - General

 In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of operations for the three-month periods ended March 31, 1996 and 1995, and cash flows and changes in stockholder's equity for the three-month periods ended March 31, 1996 and 1995. Such results, however, may not be indicative of the results for the full year.

 For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report on Form
 10-K for the year ended December 31, 1995.


 Note 2 - Inventories

 Inventories are summarized as follows (in thousands):

                                      March 31,    December 31,
                                        1996           1995
                                     ----------    ------------
   Raw materials and supplies          $14,886       $11,878
   Work-in-process                      13,166        11,222
   Finished goods                       28,893        28,955
   Inventories applicable to
     government contracts               17,307        15,136
                                       -------       -------
                                       $74,252       $67,191
                                       =======       =======

 Note 3 - Earnings Per Share

 The Company is a wholly owned subsidiary of Talley Industries, Inc. ("Talley"); accordingly, earnings per share information is not presented.

Note 4 - Acquisition

 In January 1996, a subsidiary of the Company acquired certain assets of a manufacturer of a silicone wire product line. The final cash purchase price of this product line was approximately
 $3.9 million.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations


The following table summarizes the Company's consolidated revenue and earnings, by segment for the periods shown (in thousands):



                                                Three Months
                                                   Ended
                                                  March 31,
                                             ------------------
                                              1996       1995
REVENUES:                                    -------    -------

  Government Products and Services           $31,619    $30,819
  Airbag Royalties                             7,250      6,276
  Industrial Products                         48,650     43,420
  Specialty Products                           6,315      7,131
                                             -------    -------
                                             $93,834    $87,646
                                             =======    =======

OPERATING INCOME:

    Government Products and Services         $ 2,037    $ 1,288
    Airbag Royalties                           7,250      6,276
    Industrial Products                        5,662      6,296
    Specialty Products                           (85)       826
                                             -------    -------
      Total operating income                  14,864     14,686
    Corporate expense                         (4,204)    (2,814)
    Non-segment interest income                   27         39
    Interest expense                          (4,122)    (4,298)
                                             -------    -------
      Earnings before income taxes           $ 6,565    $ 7,613
                                             =======    =======

 Revenues for the three-month period ended March 31, 1996 increased $6.2 million from $87.6 million to $93.8 million, compared with the corresponding period in the prior year. The increase is primarily the result of continued strong demand in the stainless steel market. These increases were partially offset by a decrease in revenue in the Specialty Products segment. Earnings before income taxes for the three months ended March 31, 1996 were $6.6 million compared with $7.6 million earnings in the first three months of the previous year.

 Net earnings for the three months ended March 31, 1996 and 1995 were $3.8 million and $4.5 million, respectively.

 Operating income from both the Government Products and Services segment and the Airbag Royalty segment improved compared with the prior year. Operating income from the Government Products and Services segment increased $0.7 million from $1.3 million to $2.0 million, while royalties in the Airbag Royalty segment increased by $1.0 million from $6.3 million in the first three months of 1995 to $7.3 million for the first three months of 1996. Operating income from the Industrial Products segment for the three months ended March 31, 1996, when compared with the first three months of 1995, was $0.6 million lower, while earnings from the Company's Specialty Products segment decreased $0.9 million.

 The gross profit percentage, excluding airbag royalties, of 22.5%, for the three months ended March 31, 1996 was down slightly from the gross profit percentage of 23.4% for the comparable period in 1995. The slight decrease from the prior year is primarily due to lower margins on sales made by the Company's stainless steel distributors, as prices moderated following the substantial increases experienced in the first quarter of the prior year.

   Government Products and Services. Revenue and operating income for the three months ended March 31, 1996 increased slightly by $0.8 million and $0.7 million, respectively, when compared with the same period in the prior year. Results in the first quarter of 1995 were adversely impacted by losses, or low margins, on certain contracts.

   Airbag Royalties. Revenue from airbag royalties increased from $6.3 million in the first three months of 1995 to $7.3 million in the comparable three months of 1996. The increased royalty is primarily the result of increasing airbag implementation rates, both in terms of the number of vehicles containing airbags and the number of airbags installed in a given vehicle. (Also see "Other Matters" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations).

  Industrial Products. In the three-month period ended March 31, 1996, Industrial Products sales increased $5.2 million while operating income decreased $0.6 million, when compared with the same period in 1995. Increases in sales resulted from increased orders for stainless steel bars and rods and increased demand for ceramic insulator products, while decreases in earnings are due to slightly lower selling prices and lower margins for stainless steel, particularly for the Company's stainless steel distributors.

   Specialty Products. During the first three months of 1996, sales for the Specialty Products segment decreased 11%, from $7.1 million to $6.3 million, while operating income decreased $0.9 million when compared to the same period in 1995. The decrease in sales is primarily a result of lower button sales caused by the slow-down in the apparel industry and the effect of the prolonged winter on insecticide sales.

   Other. Interest expense for the three months ended March 31, 1996 decreased slightly to $4.1 million, from $4.3 million in the comparable period in 1995. Corporate overhead for 1996 and 1995 is above historical levels due to high litigation costs incurred in connection with the airbag Asset Purchase Agreement and License Agreement. The overhead expenses increased in the first three months of 1996 from $2.8 million to $4.2 million when compared with the comparable period in 1995. The income tax provision for the first three months of 1996 was $2.7 million compared to the provision of $3.1 million in the comparable period in 1995.

 Financial Condition, Liquidity and Capital Resources
 -----------------------------------------------------
 At March 31, 1996, the Company had $2.2 million in cash and cash equivalents and net working capital of $95.0 million. Cash generated from operating activities for the three months ended March 31, 1996 was $3.6 million, primarily the result of increased earnings and an increase in accounts payable, offset in part by cash used as a result of increases in inventories. Cash used in operations during the three months of 1995 was $2.8 million. Cash used in investing activities during the three months ended March 31, 1996 was $5.3 million, consisting primarily of purchase of assets of a product line and capital expenditures. Cash generated from financing activities of $0.4 million reflects an increase in investment by the Parent company, offset by a decrease in the revolving credit facility and a dividend to the Company's parent.

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

 Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement.
 The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At March 31, 1996 availability under the total facility was approximately $48.3 million, of which approximately $26.7 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

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

 Talley has commenced an offer to repurchase up to $17.3 million aggregate principal amount ($12.9 million accreted value) of its Senior Discount Debentures. Talley is obligated to make this offer at this time and in this amount pursuant to the terms of the Senior Discount Debentures. The amount of this offer is based upon Excess Airbag Royalties (as that term is defined in the Senior Discount Debentures), and a portion of certain real estate sales. The aggregate purchase price for these debentures will be $14.4 million, which includes a prepayment premium and accrued interest. If this repurchase offer is fully subscribed, the payment to the bondholders will represent a reduction of approximately 14 percent of the total accreted value, which was approximately $94 million at March 31, 1996. It is expected that the Company will be required to pay to Talley approximately $12.0 million in the second quarter of 1996, in connection with this repurchase offer. Funds for the repurchase are expected to be available under the Company's revolving credit facility.

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

 Other Matters
 ------------

 Litigation
 ----------
 On June 27, 1995, the federal district court for the District of Arizona entered judgment against TRW Inc. in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed all claims asserted by TRW against the Company while the jury reached a verdict in favor of the Company on its counterclaims against TRW, awarding the Company a total of $138 million. The award (which is in addition to (i) royalty payments of $24.4 million paid prior to the judgment pursuant to a preliminary injunction order, and (ii) the court's January 26, 1996 award of $7.1 million for attorneys' fees and recoverable costs relating to this litigation) represents the jury's determination of the present value of the royalties that would otherwise have been paid to the Company by TRW for the period from April 1995 through April 2001.

 The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, thereby entitling TRW to terminate airbag royalty payments to the Company under the License Agreement (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the License Agreement. TRW has filed an appeal of the judgment to the Ninth Circuit Court of Appeals, on which oral argument was heard on February 14, 1996. TRW has also filed a notice of appeal from the district court's award of attorneys' fees and expenses.

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

 Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW failed to properly exploit the license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. It is currently anticipated that these remaining claims will come to trial in 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

                       PART II - OTHER INFORMATION


 Item 1.  Legal Proceedings
 --------------------------
 On June 27, 1995, the federal district court for the District of Arizona entered judgment against TRW Inc. in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed all claims asserted by TRW against the Company while the jury reached a verdict in favor of the Company on its counterclaims against TRW, awarding the Company a total of $138 million. The award (which is in addition to (i) royalty payments of $24.4 million paid prior to the judgment pursuant to a preliminary injunction order, and (ii) the court's January 26, 1996 award of $7.1 million for attorneys' fees and recoverable costs relating to this litigation) represents the jury's determination of the present value of the royalties that would otherwise have been paid to the Company by TRW for the period from April 1995 through April 2001.

 The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, thereby entitling TRW to terminate airbag royalty payments to the Company under the License Agreement (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the License Agreement. TRW has filed an appeal of the judgment to the Ninth Circuit Court of Appeals, on which oral argument was heard on February 14, 1996. TRW has also filed a notice of appeal from the district court's award of attorneys' fees and expenses.

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

 Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit construction of certain additional facilities. The Company's claims against TRW include claims that TRW failed to properly exploit the license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. It is currently anticipated that these remaining claims will come to trial in 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.


 Item 6.  Exhibits and Reports on Form 8-K
 -----------------------------------------
 (a)          Exhibits:

     10.1*  **   Third Amendment To The Talley Manufacturing and
                 Technology, Inc. Executive Death and Retirement
                 Supplemental Plan, dated March 20, 1996.

     10.2*  **   Talley Manufacturing and Technology, Inc.
                 Executive Disability Income Plan, dated March
                 20, 1996.

     10.3*  **   Talley Manufacturing and Technology, Inc.
                 Executive Restoration Benefit Plan, dated
                 October 25, 1995.

     10.4*  **   Talley Manufacturing and Technology, Inc. Trust
                 Under The Executive Benefit Plans, dated March
                 20, 1996.

       27* Financial Data Schedule for Talley Manufacturing and Technology, Inc., March 31, 1996.

     99.1* Waiver and Fourth Amendment to Loan and Security Agreement dated March 20, 1996 by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent.

     99.2*       Second Amendment to Subsidiary Loan and Security
                 Agreement, dated as of March 20, 1996 between Talley Manufacturing and Technology, Inc. and each of certain subsidiaries.


 *  Documents marked with an asterisk are filed with this report.

 ** An executive compensation plan or arrangement.

(b) Reports on Form 8-K:

    A report dated February 2, 1996 related to the Preferred
    Share Purchase Rights Plan Amendment and the conversion of the Company's Series D preferred stock was filed on February
    8, 1996 on Form 8-K.




    "Safe harbor" statement under the Private Securities Litigation Reform Act of 1995 and any applicable state laws:

    Certain of the statements in the Management's Discussion and Analysis and elsewhere in this report are not historical facts and are "forward looking statements" that involve risks and uncertainties, including, but not limited to, the course and results of litigation affecting the Company (including the litigation with TRW Inc.), stock market conditions and fluctuations, future economic conditions, the impact of competitive products, services and pricing, research and development, commercialization and technological difficulties, government contracting risks, the availability and cost of financing, environmental matters, the effect of the Company's accounting policies and a number of other risks described in this report.

                               SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TALLEY MANUFACTURING AND
                                     TECHNOLOGY, INC.
                                     ----------------------------
                                     (Registrant)






 Date:    May 13, 1996            By Kenneth May
      ------------------------       ----------------------------
                                     Kenneth May
                                     Vice President, Controller
                                     Principal Accounting
                                     Officer





 Date:    May 13, 1996            By Mark S. Dickerson
      ------------------------       ----------------------------
                                     Mark S. Dickerson
                                     Vice President
                                     and Secretary