Form 10-Q
period 1996-06-30
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1996-08-02
CIK 909783

Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

                                     OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ---------------- to-----------

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

            YES[ X ]                                  NO[   ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
Class of Common Stock                             June 30, 1996
- ---------------------                            -----------------
 $1.00 par value                                      1,000

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.



                                   INDEX



                                                                    Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     June 30, 1996 and December 31, 1995                              1

   Consolidated Statement of Earnings -
     Three Months and Six Months Ended
     June 30, 1996 and 1995                                           2

   Consolidated Statement of Cash Flows -
     Six Months Ended June 30, 1996 and 1995                          3

   Consolidated Statement of Changes in Stockholder's
     Equity - Six Months Ended June 30, 1996 and 1995                 4

   Notes to Consolidated Financial Statements                         5

   Management's Discussion and Analysis                              6-11





Part II  Other Information

   Legal Proceedings                                                12-13

   Exhibits and Reports on Form 8-K                                   13

   Signatures                                                         14

                      PART I - FINANCIAL INFORMATION

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                        Consolidated Balance Sheet
                                (thousands)

                                             June 30,     December 31,
                                               1996           1995
ASSETS                                       --------     ------------
  Cash and cash equivalents                  $  1,838      $  3,461
  Accounts receivable, net of allowance
    for doubtful accounts of $1,371
    at June 30, 1996 and $1,275
    at December 31, 1995                       62,055        69,065
  Inventories, net                             79,253        67,191
  Deferred income taxes                         1,200         1,200
  Prepaid expenses                             10,177         7,899
                                             --------      --------
    Current assets                            154,523       148,816

  Long-term receivables                        10,308         9,732
  Property, plant and equipment, net           48,530        48,341
  Intangibles, net                             46,102        43,969
  Deferred charges and other assets             5,000         5,498
                                             --------      --------
    Total assets                             $264,463      $256,356
                                             ========      ========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Current maturities of long-term debt       $  3,215      $  3,734
  Accounts payable                             29,087        21,709
  Accrued expenses                             29,683        29,498
                                             --------      --------
     Current liabilities                       61,985        54,941

  Long-term debt                              141,632       136,858
  Deferred income taxes                         9,094         7,437
  Other liabilities                             3,831         4,283
  Stockholder's equity:
    Preferred stock, $1 par value,
      authorized 100 shares:
        Series A, issued 0 shares - 1996;
          0 shares - 1995                           -             -
    Common stock, $1 par value,
      authorized 1,000 shares                       1             1
  Capital in excess of par value               26,597        23,494
  Foreign currency translation adjustment        (526)         (530)
  Retained earnings                            21,849        29,872
                                             --------      --------
      Total stockholder's equity               47,921        52,837
        Total liabilities and                --------      --------
          stockholder's equity               $264,463      $256,356
                                             ========      ========


The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                    Consolidated Statement of Earnings
                   (thousands, except per share amounts)


                                    Three Months          Six Months
                                        Ended                Ended
                                       June 30,             June 30,
                                 -------------------   -------------------
                                   1996       1995       1996      1995
                                 --------   --------   --------   --------
Sales                            $ 69,643   $ 77,584   $141,092   $144,187
Services                           17,902     15,060     32,822     29,535
Royalties                           6,221      7,645     13,686     14,213
                                 --------   --------   --------   --------
                                   93,766    100,289    187,600    187,935
                                 --------   --------   --------   --------
Cost of sales                      52,111     56,561    106,217    106,285
Cost of services                   15,847     13,170     28,868     25,786
Selling, general,
  and administrative expenses      18,504     17,835     34,433     31,367
                                 --------   --------   --------   --------
                                   86,462     87,566    169,518    163,438
                                 --------   --------   --------   --------
Earnings from operations            7,304     12,723     18,082     24,497

Other income (expense), net          (131)      (354)      (222)      (217)
                                 --------   --------   --------   --------
                                    7,173     12,369     17,860     24,280
                                 --------   --------   --------   --------
Interest expense                   (4,132)    (4,565)    (8,254)    (8,863)
                                 --------   --------   --------   --------
Earnings before income taxes        3,041      7,804      9,606     15,417
Income tax provision                1,449      3,406      4,176      6,534
                                 --------   --------   --------   --------
    Net earnings                 $  1,592   $  4,398   $  5,430   $  8,883
                                 ========   ========   ========   ========

















The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                   Consolidated Statement of Cash Flows
                                (thousands)


                                                     Six Months Ended
                                                         June 30,
                                                  ----------------------
                                                    1996         1995
                                                  --------     ---------
Cash and cash equivalents at beginning of year    $  3,461     $  2,756
                                                  --------     --------
Cash flows from operating activities:
  Net earnings                                       5,430        8,883
  Adjustments to reconcile net earnings
    to cash flows from operating activities:
     Change in deferred income taxes                 1,657            4
     Depreciation and amortization                   4,380        4,487
     Gain on sale of property and equipment            (53)         (20)
     Other                                           1,539        1,131
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     (Increase) decrease in accounts receivable      6,281       (6,502)
     Increase in inventories                       (12,062)      (5,954)
     Increase in prepaid expenses                   (2,488)      (2,012)
     Increase in accounts payable                    7,378          474
     Increase (decrease) in accrued expenses          (474)       2,029
     Decrease in other liabilities                    (471)      (1,226)
     Other, net                                        (16)         143
                                                  --------     --------
      Cash flows from operating activities          11,101        1,437

Cash flows from investing activities:
  Purchase of assets of acquired business           (4,030)           -
  Purchases of property and equipment               (2,675)      (3,242)
  Proceeds from sale of property and equipment          76           45
                                                  --------     --------
   Cash flows from investing activities             (6,629)      (3,197)

Cash flows from financing activities:
  Dividends paid                                   (13,453)      (1,300)
  Increase in investment by Parent                   3,103        4,468
  Redemption of 4 shares of Series A
    preferred stock                                      -       (4,000)
  Long-term debt repayments                       (249,910)    (242,479)
  Long-term debt borrowings                        254,165      244,847
                                                  --------     --------
   Cash flows from financing activities             (6,095)       1,536

Net decrease in cash and cash equivalents           (1,623)        (224)
                                                  --------     --------
Total cash and cash equivalents at June 30        $  1,838     $  2,532
                                                  ========     ========


The accompanying notes are an integral part of the financial statements.

                     TALLEY MANUFACTURING AND TECHNOLOGY, INC.

             Consolidated Statement of Changes in Stockholder's Equity
                  For the Six Months Ended June 30, 1996 and 1995
                                    (thousands)






                                              Capital in
                                    Common    Excess of    Retained
                                     Stock    Par Value    Earnings
                                    -------   ----------   --------
BALANCE AT DECEMBER 31, 1994        $     1    $ 18,366    $ 14,233

Net earnings                                                  8,883
Contribution from Parent                          4,468
Dividends                                                    (1,300)
Redemption of 4 shares of
  Series A Preferred Stock                       (4,000)
                                    -------    --------    --------
BALANCE AT JUNE 30, 1995            $     1    $ 18,834    $ 21,816
                                    =======    ========    ========

BALANCE AT DECEMBER 31, 1995        $     1    $ 23,494    $ 29,872

Net earnings                                                  5,430
Contribution from Parent                          3,103
Dividends                                                   (13,453)
                                    -------    --------    --------
BALANCE AT JUNE 30, 1996            $     1    $ 26,597    $ 21,849
                                    =======    ========    ========














The accompanying notes are an integral part of the financial statements.

                TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                Notes to Consolidated Financial Statements



Note 1 - General
- ----------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995 and the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and cash flows and changes in stockholder's equity for the six-month periods ended June 30, 1996 and 1995. Such results, however, may not be indicative of the results for the full year.

For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Note 2 - Inventories
- --------------------

Inventories are summarized as follows (in thousands):

                                        June 30,   December 31,
                                          1996         1995
                                        --------   ------------
   Raw materials and supplies           $16,773      $11,878
   Work-in-process                       14,133       11,222
   Finished goods                        31,717       28,955
   Inventories applicable to
     government contracts                16,630       15,136
                                        -------      -------
                                        $79,253      $67,191
                                        =======      =======
Note 3 - Earnings Per Share
- ---------------------------

The Company is a wholly owned subsidiary of Talley Industries, Inc. ("Talley"); accordingly, earnings per share information is not presented.


Note 4 - Acquisition
- --------------------

In January 1996, a subsidiary of the Company acquired certain assets of a manufacturer of a silicone wire product line. The cash purchase price of this product line was approximately $4.0 million.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations


The following is management's discussion and analysis of certain significant factors which have affected the Company.

A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):

                                    Three Months          Six Months
                                       Ended                 Ended
                                      June 30,              June 30,
                                 -------------------   -------------------
                                   1996       1995       1996       1995
REVENUES:                        --------   --------   --------   --------
 Government Products
   and Services                  $ 37,352   $ 37,784   $ 68,971   $ 68,603
 Airbag Royalties                   6,143      7,300     13,393     13,576
 Industrial Products               42,824     46,521     91,474     89,941
 Specialty Products                 7,447      8,684     13,762     15,815
                                 --------   --------   --------   --------
                                 $ 93,766   $100,289   $187,600   $187,935
                                 ========   ========   ========   ========
OPERATING INCOME:

 Government Products
   and Services                  $  2,756   $  3,388   $  4,793   $  4,676
 Airbag Royalties                   6,143      7,300     13,393     13,576
 Industrial Products                5,686      6,034     11,348     12,330
 Specialty Products                  (317)       908       (402)     1,734
                                 --------   --------   --------   --------
   Total operating income          14,268     17,630     29,132     32,316
 Corporate expense                 (7,109)    (5,314)   (11,313)    (8,128)
 Non-segment interest income           14         53         41         92
 Interest expense                  (4,132)    (4,565)    (8,254)    (8,863)
                                 --------   --------   --------   --------
   Earnings before income taxes  $  3,041   $  7,804   $  9,606   $ 15,417
                                 ========   ========   ========   ========

Revenues for the six-month period ended June 30, 1996 of $187.6 million were approximately equal to the $187.9 million reported in the corresponding period in the prior year. Increases in the stainless steel products of the Company's Industrial Products segment were offset by a decrease in revenue in the Specialty Products segment. Earnings before income taxes for the six months ended June 30, 1996 was $9.6 million compared with $15.4 million in the first six months of the previous year. Included in the results for 1996 are costs of approximately $5.5 million incurred in connection with the Company's litigation with TRW Inc.

Net earnings for the six months ended June 30, 1996 was $5.4 million, while net earnings for the comparable period in 1995 were $8.9 million. Operating income for the six months ended June 30, 1996 for the Government Products and Services segment and the Airbag Royalties segment were approximately equal to the respective amounts reported in prior period results, while operating income for the Industrial Products segment and the Specialty
Products segment for the first six months of 1996 was lower by $1.0 million and $2.1 million, respectively, when compared to the same six-month period of 1995.

The gross profit percentage, excluding airbag royalties, of 22.5%, for the six months ended June 30, 1996 was down from the gross profit percentage of 24.3% for the comparable period in 1995. The decrease from the prior year is primarily due to lower margins on sales made by the Company's stainless steel distributors, as prices moderated following the substantial increases experienced in the prior year.

  Government Products and Services. Revenue and operating income for the six months ended June 30, 1996 increased slightly by $0.4 million and $0.1 million, respectively, when compared with the same period in the prior year. Increased levels of research and development costs were more than offset by improved performance on certain defense contracts.

  Airbag Royalties. Revenue from airbag royalties of $13.6 million in the first six months of 1995 is approximately equal to the $13.4 million recorded in the comparable six months of 1996. The dollar amount of royalties earned is related to the level of vehicle production and the number of airbags included in vehicles produced. (Also see "Other Matters - Litigations" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations).

 Industrial Products. In the six-month period ended June 30, 1996, Industrial Products sales increased $1.5 million while operating income decreased $1.0 million, when compared with the same period in 1995. Increases in sales resulted from increased orders for stainless steel bars and rods and increased demand for ceramic insulator products, while decreases in operating income are due to slightly lower selling prices and lower margins for stainless steel, particularly for the Company's stainless steel distributor subsidiaries.

 Specialty Products. During the first six months of 1996, sales for the Specialty Products segment decreased 13%, from $15.8 million to $13.8 million, while operating income decreased $2.1 million when compared to the same period in 1995. The decrease in sales is primarily a result of large shipments made late in 1995, along with a general slow-down in the apparel industry, which decreased button sales, and the effect of the prolonged winter on insecticide sales.

 Other. Interest expense for the six months ended June 30, 1996 decreased slightly to $8.3 million, from $8.9 million in the comparable period in 1995. The corporate overhead expenses increased in the first six months of 1996 from $8.1 million to $11.3 million when compared with the comparable period in 1995. Corporate overhead for 1996 and 1995 is above historical levels due to high litigation costs incurred in connection with the airbag Asset Purchase Agreement and License Agreement. The airbag litigation costs for the first six months of 1996 were $5.5 million. The income tax provision for the first six months of 1996 was $4.2 million compared to $6.5 million in the comparable period in 1995, as a result of lower taxable income.


Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

At June 30, 1996, the Company had $1.8 million in cash and cash equivalents and net working capital of $92.5 million. Cash generated from operating activities for the six months ended June 30, 1996 was $11.1 million. The amount primarily reflects cash generated from earnings, a decrease in accounts receivable, an increase in accounts payable, offset in part by cash used as a result of an increase in inventories. Cash generated from operations during the six months of 1995 was $1.4 million. Cash used in investing activities during the six months ended June 30, 1996 was $6.6 million, consisting primarily of purchase of assets of a product line and capital expenditures. Cash used in financing activities of $6.1 million reflects borrowings and repayments under the Company's long-term credit facility and payments made to the Company's parent for debt reductions, pursuant to the requirements of the Company's debt agreements.

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

Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At June 30, 1996 availability under the total facility was approximately $48.1 million, of which approximately $29.7 million was borrowed. Upon the occurrence of certain specified events, at any time following the third anniversary of the secured credit facility, the agent thereunder may elect to terminate the facility.

The Company anticipates that the present capital structure will support the long-term growth of the Company's core businesses and permit the implementation of its strategy to use the portion of airbag royalties retained by the Company (after certain permitted distributions to Talley) and other available cash flow to reduce the Company's total indebtedness.

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

On June 11, 1996, Talley (the Company's parent) repurchased $17.3 million aggregate principal amount ($13.1 million accreted value) of its Senior Discount Debentures. Talley was obligated to make this repurchase in this amount pursuant to the terms of the Senior Discount Debentures. The amount of this repurchase is based upon Excess Airbag Royalties (as that term is defined in the Senior Discount Debentures), and a portion of certain real estate sales. The aggregate purchase price for these debentures was $14.4 million, which included a prepayment premium. The payment to the bondholders represented a reduction of approximately 14 percent of the total accreted value, which was approximately $96 million before the repurchase date. Funds of $12.2 million were paid to Talley, pursuant to the requirements of the Company's debt agreements, for the repurchase. Amounts for the repurchase were available under the Company's revolving credit facility and cash on hand.

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

Other Matters
- -------------

Litigation
- ----------

On June 19, 1996, the United States Court of Appeals for the Ninth Circuit affirmed a $138 million judgment awarded to the Company following a jury trial against TRW Inc. ("TRW") in 1995. A petition for rehearing filed by TRW with the Court of Appeals was denied on July 30, 1996. In addition, TRW has appealed a portion of the $7.1 million awarded by the District Court to the Company for attorneys' fees and costs.

The federal district court for the District of Arizona entered judgment against TRW in favor of the Company on June 27, 1995 in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed all claims asserted by TRW against the Company while the jury reached a verdict in favor of the Company on one of its counterclaims against TRW, awarding the Company a total of $138 million. The award (which is in addition to (i) royalty payments of $24.4 million paid prior to the judgment pursuant to a preliminary injunction order, and (ii) the court's January 26, 1996 award of $7.1 million for attorneys' fees and recoverable costs relating to this litigation) represents the jury's determination of the present value of future royalties that would otherwise have been paid to the Company by TRW for the period through April 2001.

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

On July 26, 1995 the district court granted a stay of enforcement of the judgment pending appeal upon the posting by TRW of a $175 million bond and the continuation of quarterly payments to the Company in the amount that otherwise would be due under the License Agreement. Upon payment of the judgment, TRW's obligation to make further payments under the court's order would cease.

Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending in the federal district for the District of Arizona. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit a doubling of manufacturing and assembly floor space. The Company's claims against TRW are that TRW failed to properly exploit the license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. These remaining claims are scheduled for trial in 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

On June 19, 1996, the United States Court of Appeals for the Ninth Circuit affirmed a $138 million judgment awarded to the Company following a jury trial against TRW Inc. ("TRW") in 1995. A petition for rehearing filed by TRW with the Court of Appeals was denied on July 30, 1996. In addition, TRW has appealed a portion of the $7.1 million awarded by the District Court to the Company for attorneys' fees and costs.

The federal district court for the District of Arizona entered judgment against TRW in favor of the Company on June 27, 1995 in TRW Inc. vs. Talley Industries, Inc. et al. The court dismissed all claims asserted by TRW against the Company while the jury reached a verdict in favor of the Company on one of its counterclaims against TRW, awarding the Company a total of $138 million. The award (which is in addition to (i) royalty payments of $24.4 million paid prior to the judgment pursuant to a preliminary injunction order, and (ii) the court's January 26, 1996 award of $7.1 million for attorneys' fees and recoverable costs relating to this litigation) represents the jury's determination of the present value of future royalties that would otherwise have been paid to the Company by TRW for the period through April 2001.

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

On July 26, 1995 the district court granted a stay of enforcement of the judgment pending appeal upon the posting by TRW of a $175 million bond and the continuation of quarterly payments to the Company in the amount that otherwise would be due under the License Agreement. Upon payment of the judgment, TRW's obligation to make further payments under the court's order would cease.

Certain other claims asserted by TRW and the Company against each other are the subject of a separate action which remains pending in the federal district for the District of Arizona. In that action, TRW has challenged certain representations by the Company that the airbag manufacturing plant sold to TRW by the Company in 1989 met applicable government requirements, and that the associated real estate was sufficient to permit a doubling of manufacturing and assembly floor space. The Company's claims against TRW are that TRW failed to properly exploit the license granted to TRW by the Company in 1989 and denied the Company certain contractually provided audit rights. These remaining claims are scheduled for trial in 1996. Management anticipates that the above-described claims will be resolved without any material adverse impact on the results of operations or financial position of the Company.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits:

       27*   Financial Data Schedule for Talley Manufacturing and
             Technology, Inc., June 30, 1996.

     10.1*   Fourth Amendment to the Restoration Benefit Plan of
             Talley Manufacturing and Technology, Inc., dated July 23, 1996.

     99.1*   Third Amendment to Subsidiary Loan and Security
             Agreement, dated as of June 4, 1996 between Talley
             Manufacturing and Technology, Inc. and each of certain subsidiaries.

     99.2* Fifth Amendment to Loan and Security Agreement, dated June 4, 1996 by and among Talley Manufacturing and
             Technology, Inc. and Transamerica Business Credit
             Corporation, as agent.

*   Documents marked with an asterisk are filed with this report.

(b) Reports on Form 8-K:

   A report dated June 19, 1996 related to the affirmation of the $138 million judgement by the Ninth Circuit Court of Appeals in favor of the Company in TRW Inc. vs. Talley Industries, Inc. et al was filed on June 16, 1996 on Form 8-K.

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



                                   TALLEY MANUFACTURING AND
                                   TECHNOLOGY, INC.
                                   ----------------------------
                                   (Registrant)




         August 2, 1996             Kenneth May
Date:----------------------     By:----------------------------
                                    Kenneth May
                                    Vice President, Controller
                                    Principal Accounting
                                    Officer




         August 2, 1996             Mark S. Dickerson
Date:----------------------     By:----------------------------
                                    Mark S. Dickerson
                                    Vice President
                                    and Secretary