Form 10-Q
period 1996-09-30
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1996-11-13
CIK 909783

Form 10-Q
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996
                                     OR
           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

            YES[ X ]                                  NO[   ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
Class of Common Stock                           September 30, 1996
---------------------                           ------------------
 $1.00 par value                                      1,000

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.



                                   INDEX


                                                          Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     September 30, 1996 and December 31, 1995                1

   Consolidated Statement of Earnings -
     Three Months and Nine Months Ended
     September 30, 1996 and 1995                             2

   Consolidated Statement of Cash Flows -
     Nine Months Ended September 30, 1996 and 1995           3

   Consolidated Statement of Changes in Stockholder's
     Equity - Nine Months Ended September 30, 1996
     and 1995                                                4

   Notes to Consolidated Financial Statements               5-7

   Management's Discussion and Analysis                     8-14





Part II  Other Information

   Legal Proceedings                                       15-16

   Exhibits and Reports on Form 8-K                        16-17

   Signatures                                               18

                      PART I - FINANCIAL INFORMATION

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                        Consolidated Balance Sheet
                                (thousands)

                                          September 30,   December 31,
                                          -------------   ------------
                                              1996           1995
ASSETS                                    -------------   ------------
  Cash and cash equivalents                 $141,981       $  3,461
  Accounts receivable, net of allowance
    for doubtful accounts of $1,334
    at September 30, 1996 and $1,275
    at December 31, 1995                      50,831         69,065
  Inventories, net                            67,520         67,191
  Deferred income taxes                        2,200          1,200
  Prepaid expenses                             7,500          7,899
                                            --------       --------
    Current assets                           270,032        148,816

  Long-term receivables                        8,451          9,732
  Property, plant and equipment, net          49,092         48,341
  Intangibles, net                            42,658         43,969
  Deferred charges and other assets            4,547          5,498
                                            --------       --------
    Total assets                            $374,780       $256,356
                                            ========       ========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Current maturities of long-term debt      $  3,133       $  3,734
  Accounts payable                            24,902         21,709
  Accrued expenses                            55,310         29,498
                                            --------       --------
     Current liabilities                      83,345         54,941

  Long-term debt                             123,955        136,858
  Deferred income taxes                        5,338          7,437
  Other liabilities                            9,720          4,283
  Stockholder's equity:
    Preferred stock, $1 par value,
      authorized 100 shares:
        Series A, issued 93 shares-1996;
          0 shares - 1995                          -              -
    Common stock, $1 par value,
      authorized 1,000 shares                      1              1
  Capital in excess of par value             152,938         23,494

  Foreign currency translation adjustment       (517)          (530)
  Retained earnings                                -         29,872
                                            --------       --------
      Total stockholder's equity             152,422         52,837
                                            --------       --------
        Total liabilities and
          stockholder's equity              $374,780       $256,356
                                            ========       ========

The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                    Consolidated Statement of Earnings
                                (thousands)


                                Three Months         Nine Months
                                   Ended               Ended
                                September 30,       September 30,
                             -----------------   ------------------
                               1996     1995       1996      1995
                             -------- --------   --------  --------
Sales                        $ 73,816 $ 69,207   $214,908  $213,394
Services                       17,082   14,706     49,904    44,241
Royalties                     109,023    6,658    122,709    20,871
                             -------- --------   --------  --------
                              199,921   90,571    387,521   278,506
                             -------- --------   --------  --------

Cost of sales                  67,264   52,908    173,481   159,193
Cost of services               15,168   12,938     44,036    38,724
Selling, general,
  and administrative expenses  12,545    12,839    46,978    44,206
                             -------- ---------  --------  --------
                               94,977    78,685   264,495   242,123
                             -------- ---------  --------  --------
Earnings from operations      104,944    11,886   123,026    36,383

Other income (expense), net    17,495      (802)   17,273    (1,019)
                             -------- ---------  --------  --------
                              122,439    11,084   140,299    35,364
                             -------- ---------  --------  --------

Interest expense                3,912     4,227    12,166    13,090
                             -------- ---------  --------  --------

Earnings before income taxes  118,527     6,857   128,133    22,274

Income tax provision           52,108     2,796    56,284     9,330
                             -------- ---------  --------  --------

    Net earnings             $ 66,419  $  4,061  $ 71,849  $ 12,944
                             ========  ========  ========  ========












The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                   Consolidated Statement of Cash Flows
                                (thousands)

                                                  Nine Months Ended
                                                    September 30,
                                                  ------------------
                                                    1996      1995
                                                  --------  --------
Cash and cash equivalents at beginning
  of year                                         $  3,461  $  2,756

Cash flows from operating activities:
  Net earnings                                      71,849    12,944
  Adjustments to reconcile net earnings
    to cash flows from operating activities:
     Change in deferred income taxes                (3,099)        7
     Depreciation and amortization                   6,619     6,558
     Gain on sale of property and equipment            (67)     (123)
     Other                                          14,479     2,690
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     (Increase) decrease in accounts receivable     16,686    (3,421)
     Increase in inventories                          (329)  (11,816)
     (Increase) decrease in prepaid expenses           294    (1,371)
     Increase in accounts payable                    3,193     5,066
     Increase in accrued expenses                   21,168     5,163
     Decrease in other liabilities                    (503)   (1,099)
     Other, net                                      2,863      (177)
                                                  --------  --------
      Cash flows from operating activities         133,153    14,421

Cash flows from investing activities:
  Purchase of assets of acquired business           (4,327)        -
  Purchases of property and equipment               (4,675)   (5,078)
  Proceeds from sale of property and equipment         150       797
                                                  --------  --------
   Cash flows from investing activities             (8,852)   (4,281)

Cash flows from financing activities:
  Dividends paid                                  (106,849)   (1,300)
  Increase in investment by Parent                  41,572     6,481
  Issuance of preferred stock                      105,000         -
  Redemption of preferred stock                    (12,000)   (4,000)
  Long-term debt repayments                       (388,717) (364,170)
  Long-term debt borrowings                        375,213   352,647
                                                  --------  --------
   Cash flows from financing activities             14,219   (10,342)

Net decrease in cash and cash equivalents          138,520      (202)
                                                  --------  --------
Total cash and cash equivalents at September 30   $141,981  $  2,554
                                                  ========  ========

The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

         Consolidated Statement of Changes in Stockholder's Equity
           For the Nine Months Ended September 30, 1996 and 1995
                                (thousands)






                                          Capital in
                                Common    Excess of    Retained
                                 Stock    Par Value    Earnings
                                -------   ----------   --------
BALANCE AT DECEMBER 31, 1994    $     1    $ 18,366    $ 14,233

Net earnings                          -           -      12,944
Contribution from Parent              -       6,481           -
Dividends                             -           -      (1,300)
Redemption of 4 shares of
  Series A Preferred Stock            -      (4,000)          -
                                -------    --------    --------
BALANCE AT SEPTEMBER 30, 1995   $     1    $ 20,847    $ 25,877
                                =======    ========    ========

BALANCE AT DECEMBER 31, 1995    $     1    $ 23,494    $ 29,872

Net earnings                          -           -      71,849
Issuance of preferred stock           -     105,000           -
Redemption of preferred stock         -     (12,000)          -
Contribution from Parent              -      41,572           -
Dividends                                    (5,128)   (101,721)
                                -------    --------    --------
BALANCE AT SEPTEMBER 30, 1996   $     1    $152,938    $      -
                                =======    ========    ========










The accompanying notes are an integral part of the financial statements.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                Notes to Consolidated Financial Statements


Note 1 - General
----------------

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and cash flows and changes in stockholder's equity for the nine-month periods ended September 30, 1996 and 1995. Such results, however, may not be indicative of the results for the full year.

For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2 - Inventories
--------------------

Inventories are summarized as follows (in thousands):

                                    September 30,  December 31,
                                        1996           1995
                                    ------------   ------------
   Raw materials and supplies         $11,726        $11,878
   Work-in-process                     10,350         11,222
   Finished goods                      29,723         28,955
   Inventories applicable to
     government contracts              15,721         15,136
                                      -------        -------
                                      $67,520        $67,191
                                      =======        =======
Note 3 - Earnings Per Share
---------------------------

The Company is a wholly owned subsidiary of Talley Industries, Inc. ("Talley"); accordingly, earnings per share information is not presented.

Note 4 - Acquisition
--------------------

In January 1996, a subsidiary of the Company acquired certain assets of a manufacturer of a silicone wire product line. The cash purchase price of this product line was approximately $4.3 million.

Note 5 - Litigation - TRW Inc.
------------------------------

As previously reported, a judgment in the Company's favor in the amount of $138,000,000 was entered against TRW Inc. (TRW) by the United States District Court for the District of Arizona in June 1995 following a jury verdict that TRW had repudiated and breached the April 1989 Airbag Royalty Agreement with the Company. The $138,000,000 damages amount represented the jury's calculation of the present value of the remaining stream of Airbag Royalties which would have been payable by TRW through the April 2001 scheduled expiration date of the Airbag Royalty Agreement had TRW not breached the Agreement. TRW appealed the judgment and, during the pendency of the appeal, was ordered by the District Court to continue making quarterly payments to the Company in the same amounts as if the Airbag Royalty Agreement had not been terminated and repudiated by TRW. On June 19, 1996 the United States Court of Appeals for the Ninth Circuit rejected TRW's appeal and affirmed the $138,000,000 judgment. A petition for rehearing filed by TRW with the Court of Appeals was denied on July 30, 1996.

In August 1996 TRW made payments aggregating approximately $133,144,000 to the Company on account of TRW's obligations under the judgment. The payments represented the $138,000,000 face amount of the judgment award, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%, or 13.25% for the last several months), minus the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. A further payment was made by TRW at the same time in the amount of approximately $6,704,000 as that portion of a court-ordered reimbursement of litigation fees and costs (and interest on the reimbursement amount at the same default rate) from which TRW had not taken an appeal.

During September 1996 the other claims between the Company and TRW (which had been scheduled for trial later in the month) and all other matters in dispute with TRW were settled by the parties pursuant to a global settlement agreement. Under that settlement, TRW made a further cash payment to the Company on September 3, 1996 in the aggregate amount of $16,601,000. Accordingly, all claims between the parties have now been resolved, and cash payments have been made by TRW to the Company during August and September 1996 aggregating $156,449,000.

Note 6 - Litigation - Arizona Department of Revenue
---------------------------------------------------

As previously reported, the Arizona Department of Revenue issued
Notices of Correction of Income Tax dated March 17, 1986 to Talley, the Company's parent for the fiscal year ending March 31, 1983.

These Notices pertain to whether subsidiaries of Talley must file separate income tax returns in Arizona rather than allowing Talley to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was approximately $400,000 plus interest. In May 1992 the Arizona Tax Court granted judgment in favor of Talley and against the Department on all claims asserted against the company.

In October 1992 the Tax Court entered judgment in favor of Talley awarding the company approximately $600,000 for the Arizona income taxes Talley overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees.

In September 1994, the Arizona Court of Appeals reversed the 1992 Arizona Tax Court ruling that entitled Talley to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied Talley's Petition for Review. Based on the appellate court decision, Talley, in 1995, paid approximately $1,300,000 in taxes and interest for the period ending March 31, 1983. On October 15, 1996 Talley made a payment of $4,842,000 to resolve the related dispute for the periods ending December 31, 1984 and 1985. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986.

Note 7 - Segment Operations
---------------------------

The settlement of litigation regarding royalties from the Airbag Royalty Segment, and the cessation of such royalties along with the significant increase during the last several years in the volume and profitability of the Company's stainless steel operations has prompted a reclassification of the Company's segments of operations. The steel operations have been segregated into a separate Stainless Steel Products Segment and removed from the Industrial Products Segment. The Specialty Products Segment has been combined with those operations remaining in the Industrial Products Segment. All prior periods have been restated to reflect the reclassifications.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations


The following is management's discussion and analysis of certain significant factors which have affected the Company. (As described in the notes to the financial statements, certain reclassifications have been made in the Company's segments of operations).

A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):

                                Three Months         Nine Months
                                   Ended               Ended
                                September 30,       September 30,
                             ------------------  ------------------
                               1996      1995      1996      1995
REVENUES:                    --------  --------  --------  --------
Government Products
  and Services               $ 36,906  $ 30,494  $105,877  $ 99,097
Airbag Royalties              108,520     6,401   121,913    19,977
Stainless Steel Products       34,418    36,148   105,954   107,602
Industrial Products            20,077    17,528    53,777    51,830
                             --------  --------  --------  --------
                             $199,921  $ 90,571  $387,521  $278,506
                             ========  ========  ========  ========
OPERATING INCOME:

Government Products
  and Services               $ (1,421) $  1,901  $  3,372  $  6,577
Airbag Royalties              135,367     6,401   148,760    19,977
Stainless Steel Products         (509)    4,802     9,351    16,157
Industrial Products            (7,082)    1,426    (5,996)    4,135
  Total operating income      126,355    14,530   155,487    46,846
Corporate expense              (4,889)   (3,497)  (16,202)  (11,625)
 Non-segment interest
   income                         973        51     1,014       143
 Interest expense              (3,912)   (4,227)  (12,166)  (13,090)
                             --------  --------  --------  --------
   Earnings before
   income taxes              $118,527  $  6,857  $128,133  $ 22,274
                             ========  ========  ========  ========

Revenue for the nine-month period ended September 30, 1996 of $387.5 million were $109.0 million higher than the $278.5 million recorded in the prior year. Earnings before income taxes and extraordinary gain for the nine months ended September 30, 1996 were $128.1 million compared with earnings of $22.3 million for the nine-month period of the previous year. Included in the results for the three months and nine months ended September 30, 1996 are payments received from TRW Inc. of $156.5 million, which represent a settlement for airbag royalties and certain other matters, reimbursement of litigation costs and interest from the date of the award until paid.

Net earnings for the nine months ended September 30, 1996 were $71.8 million, while net earnings for the comparable period in 1995 were $12.9 million.

The end of the long term dispute with TRW during the third quarter of 1996 has presented the Company an opportunity to improve its capital structure and take advantage of potential growth opportunities through consolidation and/or disposition of existing businesses. The streamlining efforts related to the Company's businesses through consolidation or disposition resulted in various writedowns and reserves, primarily associated with goodwill and inventories.

The gross profit percentage, excluding airbag royalties of 18.1% for the nine months ended September 30, 1996 was down from the gross profit percentage of 23.4% for the comparable period in 1995. The decrease from the prior year is primarily due to the non-recurring inventory and goodwill writedowns and is also due to lower margins on sales in the Stainless Steel Products Segment, as prices moderated following the substantial increases experienced in the prior year.

  Government Products and Services. Revenue for the nine months ended September 30, 1996 increased by $6.8 million, while operating income decreased $3.2 million, when compared with the same period in the prior year. Non-recurring charges in the third quarter regarding defense contract costs and claims along with increased levels of research and development were the major factors for the decrease.

  Airbag Royalties. Revenue from airbag royalties for the nine-month period of 1996 is $121.9 million, compared to revenue of $20.0 million recorded in the comparable nine months of 1995. Revenue in the current year includes a portion of the payments received from TRW Inc. in the third quarter of 1996 to settle the airbag royalties litigation. Remaining portions of the $156.5 million TRW payments represent reimbursement of litigation costs and interest from the date of the award until paid, and the settlement of certain other claims between the Company and TRW. (Also see "Other Matters - Litigation" as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations).

 Stainless Steel Products. In the nine-month period ended September 30, 1996, Stainless Steel Products sales decreased $1.6 million as selling prices decreased, while operating income decreased $6.8 million, when compared with the same period in 1995. The decrease in operating income is due primarily to a third quarter writedown in goodwill and to lower selling prices. Lower selling prices and consequently lower margins for stainless steel are a result of competitive pressures from domestic and foreign suppliers.

 Industrial Products. During the nine months of 1996, sales for the Industrial Products segment increased $2.0 million, from $51.8 million to $53.8 million, while operating income decreased $10.1 million when compared to the same period in 1995. The decrease in operating income is primarily a result of third quarter inventory and goodwill writedowns and large shipments made late in 1995, which reduced 1996 volume. Also contributing to the decrease is a general slow-down in the apparel industry, which decreased button sales, and the effects of the prolonged winter on insecticide sales.

 Other. Interest expense for the nine months ended September 30, 1996 decreased to $12.2 million, from $13.1 million in the comparable period in 1995. The decrease is primarily due to the reduction of the revolving credit facility in the third quarter 1996. "Other income (expense), net" in the Company's Statement of Earnings includes interest income from the airbag royalty award discussed above, interest income on a higher balance of unused funds, amortization of intangibles and certain other non-operating
expenses.    The corporate overhead expenses increased in the nine-
month period of 1996 from $11.6 million to $16.2 million when compared with the comparable period in 1995. Corporate overhead increases are due to an increase in employee benefit costs. The income tax provision for the nine months ended September 30, 1996 was increased to $56.3 million from $9.3 million in the comparable period in 1995 due primarily to the airbag royalties litigation settlement payments received from TRW Inc.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

At September 30, 1996, the Company had $142.0 million in cash and cash equivalents and net working capital of $186.7 million. Cash generated from operating activities for the nine months ended September 30, 1996 was $133.2 million. Cash generated from operations during the nine months of 1995 was $14.4 million.
The higher than normal cash generation in 1996 primarily reflects payments of $156.5 million from TRW Inc., a decrease in accounts receivable, an increase in accounts payable and accrued expenses. Cash used in investing activities during the nine months ended September 30, 1996 was $8.9 million, consisting primarily of purchase of assets of a product line and capital expenditures.
Cash generated from financing activities of $14.2 million reflects the issuance of preferred stock, net of dividends of excess airbag royalties to the Company's parent, and a reduction in the Company's revolving debt facility during the third quarter of 1996.

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

Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At September 30, 1996 availability under the total facility was approximately $45.4 million, of which approximately $12.0 million was borrowed. The Company anticipates that the present capital structure will support the long-term growth of the Company's core businesses.

The Company is permitted (and intends) to distribute cash to its parent, Talley, for specified purposes and under certain other circumstances. These distributions will be made using funds available from operations and the secured credit facility. The payments include (but are not limited to) certain airbag royalties in excess of $10.0 million in any year (or in excess of such greater amount as would be required for the Company to meet a specified fixed charge coverage ratio) which will be used to redeem the Senior Discount Debentures issued by Talley and an annual distribution of up to $1.3 million for a period of five years to fund certain carrying and other costs associated with Talley's real estate operations. In September 1996, the Company distributed to Talley certain airbag royalties which were used by Talley to make the offer to repurchase its Senior Discount Debentures described below. As no further airbag royalties will be received by the Company, the Company will make a final calculation in early 1997 of the payments due to Talley with respect to airbag royalties and disburse the undistributed balance to Talley at that time.

In addition, the Company is a party to a cost sharing agreement and a tax sharing agreement which will require the Company to reimburse Talley for certain ongoing general and administrative expenses and to make certain tax payments to Talley.

On June 11, 1996, Talley (the Company's parent) repurchased $17,330,000 aggregate principal amount of the 12.25% Senior Discount Debentures. The purchase price of the debentures was $14,381,000 or $829.83 per $1,000 principal amount of the debentures.

On September 19, 1996, an offer was made by Talley to repurchase all of the outstanding 12.25% Senior Discount Debentures. At the time of the offer, $109,225,000 aggregate principal amount of the debentures were outstanding with an accreted value at the expected payment date of approximately $86,283,000. The aggregate principal amount of the debentures tendered were $101,947,000, with an accreted value of $80,533,000. On October 21, 1996 Talley paid $87,425,000, including accrued interest and prepayment premiums, to repurchase the tendered debentures. In the fourth quarter, Talley will recognize approximately $10,000,000 in extraordinary losses in connection with the debt extinguishment, which represents a prepayment premium and deferred debt cost on the extinguished debt.

The Company believes that the combination of cash flow from operations, funds available under the credit facility described above (or any successor facility) and cash received in connection with the airbag royalty litigation settlement (to the extent retained by the Company as described above) will provide sufficient liquidity to meet its working capital, debt service and other capital requirements and to meet its other ongoing business needs.

Other Matters
-------------

Litigation - TRW Inc.
---------------------

As previously reported, a judgment in the Company's favor in the amount of $138,000,000 was entered against TRW Inc. (TRW) by the United States District Court for the District of Arizona in June 1995 following a jury verdict that TRW had repudiated and breached the April 1989 Airbag Royalty Agreement with the Company.

The $138,000,000 damages amount represented the jury's calculation of the present value of the remaining stream of Airbag Royalties which would have been payable by TRW through the April 2001 scheduled expiration date of the Airbag Royalty Agreement had TRW not breached the Agreement. TRW appealed the judgment and, during the pendency of the appeal, was ordered by the District Court to continue making quarterly payments to the Company in the same amounts as if the Airbag Royalty Agreement had not been terminated and repudiated by TRW. On June 19, 1996 the United States Court of Appeals for the Ninth Circuit rejected TRW's appeal and affirmed the $138,000,000 judgment. A petition for rehearing filed by TRW with the Court of Appeals was denied on July 30, 1996.

In August 1996 TRW made payments aggregating approximately $133,144,000 to the Company on account of TRW's obligations under the judgment. The payments represented the $138,000,000 face amount of the judgment award, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%, or 13.25% for the last several months), minus the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. A further payment was made by TRW at the same time in the amount of approximately $6,704,000 as that portion of a court-ordered reimbursement of litigation fees and costs (and interest on the reimbursement amount at the same default rate) from which TRW had not taken an appeal.

During September 1996 the other claims between the Company and TRW (which had been scheduled for trial later in the month) and all other matters in dispute with TRW were settled by the parties pursuant to a global settlement agreement. Under that settlement, TRW made a further cash payment to the Company on September 3, 1996 in the aggregate amount of $16,601,000. Accordingly, all claims between the parties have now been resolved, and cash payments have been made by TRW to the Company during August and September 1996 aggregating $156,449,000.

Litigation - Arizona Department of Revenue
------------------------------------------

As previously reported, the Arizona Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to Talley Industries, Inc. (Talley) the Company's parent, for the fiscal year ending March 31, 1983. These Notices pertain to whether subsidiaries of Talley must file separate income tax returns in Arizona rather than allowing Talley to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was approximately $400,000 plus interest. In May 1992 the Arizona Tax Court granted judgment in favor of Talley and against the Department on all claims asserted against the company.

In October 1992 the Tax Court entered judgment in favor of Talley awarding the company approximately $600,000 for the Arizona income taxes Talley overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees.

In September 1994, the Arizona Court of Appeals reversed the 1992 Arizona Tax Court ruling that entitled Talley to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied Talley's Petition for Review. Based on the appellate court decision, Talley, in 1995, paid approximately $1,300,000 in taxes and interest for the period ending March 31, 1983. On October 15, 1996 Talley made a payment of $4,842,000 to resolve the related dispute for the periods ending December 31, 1984 and 1985. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

  TRW Inc.   As previously reported, a judgment in the Company's
favor in the amount of $138,000,000 was entered against TRW Inc.
(TRW) by the United States District Court for the District of Arizona in June 1995 following a jury verdict that TRW had repudiated and breached the April 1989 Airbag Royalty Agreement with the Company. The $138,000,000 damages amount represented the jury's calculation of the present value of the remaining stream of Airbag Royalties which would have been payable by TRW through the April 2001 scheduled expiration date of the Airbag Royalty Agreement had TRW not breached the Agreement. TRW appealed the judgment and, during the pendency of the appeal, was ordered by the District Court to continue making quarterly payments to the Company in the same amounts as if the Airbag Royalty Agreement had not been terminated and repudiated by TRW. On June 19, 1996 the United States Court of Appeals for the Ninth Circuit rejected TRW's appeal and affirmed the $138,000,000 judgment. A petition for rehearing filed by TRW with the Court of Appeals was denied on July 30, 1996.

In August 1996 TRW made payments aggregating approximately $133,144,000 to the Company on account of TRW's obligations under the judgment. The payments represented the $138,000,000 face amount of the judgment award, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%, or 13.25% for the last several months), minus the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. A further payment was made by TRW at the same time in the amount of approximately $6,704,000 as that portion of a court-ordered reimbursement of litigation fees and costs (and interest on the reimbursement amount at the same default rate) from which TRW had not taken an appeal.

During September 1996 the other claims between the Company and TRW (which had been scheduled for trial later in the month) and all other matters in dispute with TRW were settled by the parties pursuant to a global settlement agreement. Under that settlement, TRW made a further cash payment to the Company on September 3, 1996 in the aggregate amount of $16,601,000. Accordingly, all claims between the parties have now been resolved, and cash payments have been made by TRW to the Company during August and September 1996 aggregating $156,449,000.

  Litigation - Arizona Department of Revenue.    As previously
reported, the Arizona Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to Talley Industries, Inc. (Talley) the Company's parent, for the fiscal year ending March 31, 1983. These Notices pertain to whether subsidiaries of Talley must file separate income tax returns in Arizona rather than allowing Talley to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was approximately $400,000 plus interest. In May 1992 the Arizona Tax Court granted judgment in favor of Talley and against the Department on all claims asserted against the company.

In October 1992 the Tax Court entered judgment in favor of Talley awarding the company approximately $600,000 for the Arizona income taxes Talley overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees.

In September 1994, the Arizona Court of Appeals reversed the 1992 Arizona Tax Court ruling that entitled Talley to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied Talley's Petition for Review. Based on the appellate court decision, Talley, in 1995, paid approximately $1,300,000 in taxes and interest for the period ending March 31, 1983. On October 15, 1996 Talley made a payment of $4,842,000 to resolve the related dispute for the periods ending December 31, 1984 and 1985. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)           Exhibits:

      27*   Financial Data Schedule for Talley Manufacturing and
            Technology, Inc., September 30, 1996.

     4.1* Certificate of Increase of Series A Preferred Stock of Talley Manufacturing and Technology, Inc. dated
            September 12, 1996.


*   Documents marked with an asterisk are filed with this report.

(b) Reports on Form 8-K:

   There were no reports filed on Form 8-K for the three months ended September 30, 1996.



"Safe harbor" statement under the Private Securities Litigation
Reform Act of 1995 and any applicable state laws:

   Certain of the statements in the Management's Discussion and Analysis and elsewhere in this report are not historical facts and are "forward looking statements" that involve risks and uncertainties, including, but not limited to, future economic conditions, the impact of competitive products, services and pricing, research and development, commercialization and technological difficulties, government contracting risks, the availability and cost of financing, environmental matters, the effect of the Company's accounting policies, the course and results of litigation affecting the Company and a number of other risks described in this report.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TALLEY MANUFACTURING AND
                                   TECHNOLOGY, INC.
                                   -------------------------------
                                   (Registrant)





Date:  November 12, 1996       By  Kenneth May
     ----------------------        -------------------------------
                                   Kenneth May
                                   Vice President, Controller
                                   Principal Accounting
                                   Officer





Date:  November 12, 1996       By  Mark S. Dickerson
     ----------------------        -------------------------------
                                   Mark S. Dickerson
                                   Vice President
                                   and Secretary