Form 10-K405
period 1996-12-31
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1997-03-26
CIK 909783

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended December 31, 1996
                                    OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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





Table of Contents

                                                                Page
Part I

  Item 1. Business

          (a) Developments since January 1, 1996                 I-1
          (b) Financial Information About Industry Segments      I-2
          (c) Narrative Description of Business                  I-2
          (d) Financial Information about Foreign and
                Domestic Operations and Export Sales             I-22
          (e) Executive Officers of the Registrant               I-22

  Item 2. Properties                                             I-22

  Item 3. Legal Proceedings                                      I-23

  Item 4. Submission of Matters to a Vote of Security Holders    I-23


Part II

  Item 5. Market for Registrant's Common Equity and Related
           Stockholder Matters                                   II-1

  Item 6. Selected Financial Data                                II-1

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   II-1

  Item 8. Financial Statements and Supplementary Data            II-2

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

 Item 12. Security Ownership of Certain Beneficial
           Owners and Management                                 III-1

 Item 13. Certain Relationships and Related Transactions         III-1


Part IV

 Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                   IV-1

          Signatures                                              IV-2

                                  PART I

Item 1.  Business.
------------------
(a)  Developments since January 1, 1996.
----------------------------------------
Airbag Royalty Settlement
-------------------------
   On June 19, 1996, the United States Court of Appeals for the Ninth Circuit rejected an appeal by TRW Inc. (TRW), and affirmed the previously reported $138,000,000 judgment for the Company in TRW Inc. vs. Talley Industries, Inc. et al. In August 1996, TRW made payments aggregating approximately $133,144,000 to the Company on account of TRW's obligations under the judgment. The payments represented the $138,000,000 face amount of the judgment award, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%), less the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. A further payment was made by TRW at the same time in the amount of approximately $6,704,000 as that portion of a court-ordered reimbursement of litigation fees and costs (and interest on the reimbursement amount at the same default rate) from which TRW had not taken an appeal.
   During September 1996, other claims between the Company and TRW
(which had been scheduled for trial) and all other matters in dispute with TRW were settled by the parties pursuant to a global settlement agreement. Under that settlement, TRW made a further cash payment to the Company on September 3, 1996 in the aggregate amount of $16,601,000. Accordingly, all claims between the parties have now been resolved, and cash payments have been made by TRW to the Company aggregating $156,449,000. The quarterly royalty payments ceased with the settlement payments from TRW.

(b)  Financial Information about Industry Segments.
---------------------------------------------------
The settlement of the dispute with TRW regarding, among other matters, royalties from the Airbag Royalty Segment, and the cessation of such royalties along with the significant increase during the last several years in the volume and profitability of the Company's stainless steel operations has prompted a reclassification of the Company's segments of operations. The steel operations have been segregated into a separate Stainless Steel Products segment and removed from the Industrial Products segment. The Specialty Products segment has been combined with those operations remaining in the Industrial Products segment. All prior periods have been restated to reflect the reclassifications.
   A segment description along with tables showing sales and operating income for each of the last five years, and identifiable assets for each of the last three years attributable to each of the Company's four business segments are incorporated herein by reference to the material appearing in the Notes to Consolidated Financial Statements on pages F-42 through F-50 of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report. For an additional discussion of segment operations, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-2 through F-15 of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report.

(c)  Narrative Description of Business.
---------------------------------------
General
-------
   In July 1993, Talley Manufacturing and Technology, Inc. ("the Company", or "Talley Manufacturing"), a wholly owned subsidiary of Talley Industries, Inc., ("Talley") was formed with the issuance of 1,000 shares of Common stock. The formation of the Company was in connection with an offering, in October, 1993, of Senior Notes by the Company and Senior Discount Debentures by Talley. Concurrently with the issuance of these securities, Talley contributed the capital stock of its operating subsidiaries (other than its real estate operations) to the Company, which also assumed a substantial portion of Talley's indebtedness and liabilities. At the same time, the Company entered into a new credit facility with certain institutional lenders. The Senior Notes were guaranteed by substantially all of the Company's subsidiaries. For an additional discussion see "Basis of Presentation" on page F-21 of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report.
   The Company is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company has participated in the automotive airbag market through its royalty agreement with TRW, which provided the Company with a quarterly payment for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The royalties ceased with the settlement payments from TRW in the Third quarter of 1996, which totaled $156,449,000, as a result of the litigation involving the airbag royalty agreement and other matters. (See also "Litigation" in the Notes to the Consolidated Financial Statements). The Company's Stainless Steel Products segment manufactures and distributes stainless steel products. The Company's Industrial Products segment manufactures and sells high-voltage ceramic insulators used in power transmission and distribution systems, and specialized welding equipment and systems; aerosol insecticides, air fresheners and sanitizers for the commercial and agricultural markets, and custom designed metal buttons for military and commercial uniforms and upscale fashion apparel.

(1)  Government Products and Services Segment.
     -----------------------------------------
   The Company's Government Products and Services segment provides a wide range of products and services for government programs. The majority of the Company's products are smaller components of larger units and systems and are generally designed to enhance safety or improve performance. Products manufactured by the Company which have significant replacement requirements include items having finite shelf lives, such as propellants for pilot ejection seats, as well as products regularly consumed in training and combat situations. Many of the Company's existing products and its new product development efforts are focused on mobile, tactical and "smart" military weapons and systems. The Company is developing new technologies that will enable it to re-enter the automotive airbag market, which it pioneered prior to the sale of that business segment to TRW, Inc. in 1989. The Company's primary efforts are directed towards the components of the airbag system that initiates the inflation (the initiator) and the inflator. The Company provides a broad range of architectural and engineering design consulting services for the U.S. Navy, commercial clients and shipyards, and has most recently been expanding its design services into the environmental protection market.
Solid Propellant Devices and Related Products
   A majority of the products manufactured by the Company's Government Products and Services segment are based upon the Company's core technologies and expertise in the design and manufacture of propellants and related products. Propellants are solid fuels which, when ignited, produce a specified thrust or volume of gas for a designated period. The Company's propellant products are typically custom designs developed by the Company in response to customers' technical requirements and specifications.
   The following sets forth a brief summary of several of the solid propellant devices and related products manufactured by the Company:

   - Pilot Ejection Systems. The Company manufactures ejection seats and related propellant devices for aircraft ejection systems in high performance military aircraft. The Company also manufactures escape systems for a number of foreign aircraft.

   - Rocket Motors. The Company manufactures a wide range of rocket motors and rocket catapults. These products include booster rockets for decoy missiles, as well as for unmanned vehicles. The Company also manufactures rocket catapults and rocket motors for its aircraft escape systems.

   - Gas Generators. The Company manufactures a broad range of solid propellant gas generators. These products provide pneumatic power for guidance and control systems, hydraulic systems, and safe and arming devices on a wide range of missile systems.

   - Extended Range Munitions Components. The Company's extended range munitions components utilize propellant technologies to dramatically extend the range of U.S. artillery. The Company's extended range munitions utilize a solid propellant to reduce drag or rocket assist to provide thrust to extend the range of new howitzer artillery.

   - Dispersion Systems. The Company pioneered the use of airbag technologies for modern munitions delivery systems. The Company's dispersion systems utilize airbag assemblies to eject submunitions from carrier missile systems.

   - Weapons Systems. These weapon systems include a light anti-armor weapon for the U.S. Navy and a light-weight disposable version of a U.S. Marine Corps shoulder-launched weapon system for the U.S. Army.

   - Ejector Racks. These ejection racks enable helicopter pilots to discard munitions, missiles or extra fuel in emergency situations.

   - Countermeasure Systems. The Company manufactures several training and combat countermeasure systems for naval, aircraft and submarine applications. Countermeasure systems are designed to divert incoming weapons from their targets.

   - Insensitive Munitions. The Company develops and manufactures propellant products which are being qualified to meet certain rigorous safety requirements. These munitions are generally insensitive to shock, puncture, high temperatures and pressure.

   - Electro Explosive Devices ("EED"). Electro-explosive devices manufactured by the Company include rocket motor igniters, explosive bolts and separation nuts and booster cartridges, as well as initiators for these and other components.

   - Automotive Airbag Products. New products include advanced, non-sodium azide inflators, ceramic initiators and an inflatable seat belt.

High Reliability Electronic Products
------------------------------------
   The Company designs and manufactures specialized electronic display and monitoring devices, electromechanical instruments and components, and high performance cable assemblies which are used by the aerospace and defense industries. The Company's products are designed to perform at a high level of reliability, conform to tight tolerance specifications and withstand harsh operating environments. The following sets forth a brief summary of the primary electronic products manufactured by the
Company:

   - Air Traffic Control Systems. The Company has supplied electronic displays to the Federal Aviation Administration ("FAA") for over 20 years for use in certain air traffic control applications.

   - Airborne Flight Data Recorders. The Company is a manufacturer of flight data recorders that are used on military aircraft. These flight data recorders are used to evaluate training simulations and record flight information, and are designed to maintain data integrity in the event of a crash.

   - Safe and Arming Devices. The Company manufactures electronic and electromechanical devices which are used to safely control, arm and fire warheads on torpedoes and missiles. These products are designed to meet a high standard for safety requirements. Electronic Safe and Arming Devices have advantages over electromechanical devices in that they respond far quicker, can be programmed to vary arming time, have greater precision and are more reliable.

   - Indicators. The Company is a producer of elapsed time indicators, event counters and fault indicators, with a significant share of the domestic aerospace market. The Company's indicator products are capable of functioning with a high degree of accuracy and are built to withstand the harsh operating environment present in aerospace applications.

   - Interconnect Products. The Company also designs, manufactures and sells high quality interconnect products and accessories for military, aerospace and commercial marketplaces. These products include high voltage silicone wire and cable, multi-pin high and low voltage connector and cable assembly interconnection systems, and triax and coax high voltage connections and cable assemblies. The major applications for these products include medical equipment, radar and CRT displays, electronic countermeasure systems and power supplies.

Naval Architecture and Marine Engineering Services
--------------------------------------------------
   The Company's naval architecture and marine engineering business provides a broad range of consulting services for the U.S. Navy, as well as for commercial clients and shipyards. The Company's naval design and engineering business has provided services for over 35 years and possesses domestic and international experience in all phases of the design process for military and commercial ships. These services include initial feasibility and conceptual studies, contract design, and detail design and engineering for new and retrofitted ships. The Company also provides the engineering services necessary to physically integrate combat systems and electronics into Navy ships and provides program management and logistics support services to the Navy and commercial customers. The Company has been expanding its design services into the environmental protection market, and has been successful in obtaining a prime contract in support of the U.S. Navy's Hazardous Material Afloat program. The Company maintains separate segments to meet the different technical, performance and administrative needs of its customers.
   Direct contracts with the U.S. Navy currently account for a majority of the Company's naval architecture and marine engineering revenue, with additional revenue attributable to subcontracts under Navy contracts.

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

Marketing
---------
   The Company markets its government products and services directly to the Department of Defense, other U.S. government departments, foreign government agencies, and other contractors. The Company's marketing strategy focuses on those contracts and programs which are likely to be emphasized in the current defense environment and for which the Company has a competitive advantage in technology and expertise.
   The Company's technical sales personnel are strategically located across the country for easy access to its customers. The Company also uses independent sales agents to market its products to various foreign governments and to sell its electronic component products. In addition, the Company enters into joint marketing agreements with foreign manufacturers to provide access to markets not available direct to the Company.

Competition
-----------
   Competition for the Company's government products and services varies widely. The markets for several of the Company's products and services are highly competitive, and many of the Company's competitors have greater financial resources than the Company. However, the Company also competes in a variety of small niche markets. Production of the products within these markets frequently requires government/product
qualification, which can be costly and time-consuming to obtain.   Once
a contract has been awarded, the relatively small size of these markets often discourages additional suppliers from pursuing qualification. Within these markets the Company is occasionally a sole supplier.
   The market for the Company's electronics components products is highly competitive. The Company believes that it shares the market for aerospace elapsed time indicators, fault indicators and events counters primarily with one competitor. The Company believes that its safe and arming devices compete with several companies.
   The Company believes that its market for naval architectural and marine engineering services is served by the Company and a small number of other major firms. These companies actively compete with each other, and to a lesser extent with smaller design firms, for U.S. Navy programs, foreign contracts and subcontracts with private shipyards.

Government Contract Matters
---------------------------
   A high percentage of the Company's government defense contracts are fixed-price contracts. The Company's naval architecture and marine engineering contracts are generally cost reimbursable. Although the Company's fixed-price contracts generally permit the Company to retain unexpected profits if costs are less than projected, the Company bears the risk that increased or unexpected costs may reduce profit or cause the Company to sustain losses on a particular contract. From time to time the Company accepts fixed-price contracts for products that have not been previously developed. In such cases, the Company is subject to the risk of delays and cost over-runs. Under U.S. Government regulations, certain costs, including financing and interest costs and foreign marketing expenses, are not allowable. The U.S. Government also regulates the methods under which costs are allocated to Government contracts. With respect to U.S. Government contracts that are obtained pursuant to an open bid process and therefore result in a firm fixed price, the Government has no right to renegotiate any profits earned thereunder. In Government contracts where the price is negotiated at a fixed price rather than on a cost-plus basis, as long as the financial and pricing information supplied to the Government is current, accurate and complete, the Government has no right to renegotiate any profits earned thereunder. However, if the Government later conducts an audit of the contractor and determines that such data was inaccurate, or incomplete or not current, the Government may initiate an action to recover the amount of any significantly overstated costs plus applicable profit or fee and interest. If the submission of inaccurate, incomplete or not current data was knowingly made, then the Government may seek to recover an additional penalty equal to the amount of the overstated costs; and if the submission was willful or intentional the Government may seek additional penalties and damages. Certain cost reimbursement contracts are also subject to review and price adjustment by the Government.

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

Backlog
-------
   The backlog of government funded programs and firm industrial contracts in the Government Products and Services segment amounted to approximately $112.0 million at December 31, 1996, $98.9 million at December 31, 1995 and $97.3 million at December 31, 1994. The total backlog, including unfunded programs amounted to approximately $423.0 million at December 31, 1996, $469.0 million at December 31, 1995 and $97.0 million at December 31, 1994. The Company estimates that approximately $82.1 million of the government funded and firm industrial backlog and $119.5 million of the total backlog outstanding at December 31, 1996 is expected to be completed or shipped during 1997.
   The term funded used herein refers to the aggregate revenue remaining to be earned at a given time under (i) contracts held by the Company (excluding renewals or extensions thereof, which are at the discretion of the customer) to the extent of the funded (i.e., appropriated by Congress and allotted to the contract by the procuring Government agency) amounts thereunder, and (ii) task orders or delivery orders issued to the Company under contracts which provide that the customer is obligated to pay only for services rendered pursuant to specific funded task orders and is not obligated to issue additional task orders or to pay the estimated total contract price. The term unfunded used herein refers to the portion of the Company's total backlog that represents the excess of the stated value of the Company's executed contracts over the amounts funded by the customer for such contracts including unexercised options.

(2)  Airbag Royalties Segment.
     -------------------------
   This segment of the Company's business consists of the Company's royalty entitlement under the license agreement it signed with TRW in April 1989 in connection with the sale of the Company's automotive airbag business to TRW at that time. Under the terms of that license agreement, the Company was entitled to receive a royalty each quarter from TRW measured by the level of TRW's airbag sales and the level of industry sales.
   As described in the Notes to Consolidated Financial Statements under the heading Commitments and Contingencies of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report, on June 19, 1996, the United States Court of Appeals for the Ninth Circuit rejected TRW's appeal and affirmed the $138,000,000 judgment for the Company in TRW Inc. vs. Talley Industries, Inc. et al. In August 1996, TRW made payments aggregating approximately $133,144,000 to the Company on account of TRW's obligations under the judgment. The payments represented the $138,000,000 face amount of the judgment award, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%), less the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. A further payment was made by TRW at the same time in the amount of approximately $6,704,000 as that portion of a court-ordered reimbursement of litigation fees and costs (and interest on the reimbursement amount at the same default rate) from which TRW had not taken an appeal.
   In September 1996, other claims between the Company and TRW (which had been scheduled for trial) and all other matters in dispute with TRW were settled by the parties pursuant to a global settlement agreement. Under that settlement, TRW made a further cash payment to the Company on September 3, 1996 in the aggregate amount of $16,601,000. Accordingly, all claims between the parties have now been resolved, and cash payments have been made by TRW to the Company aggregating $156,449,000. The quarterly royalty payment ceased with the settlement payments from TRW.
   The Company is currently developing new airbag technologies, including an improved inflator and a ceramic initiator, with initial sales for both airbag components expected in 1998.

(3)  Stainless Steel Products Segment.
     ---------------------------------
   The Company operates a modern stainless steel mini-mill which converts purchased stainless steel billets into a variety of grades, sizes and shapes of hot rolled and cold finished bar and rod. The facility utilizes computer automation and quality control processes that have resulted in a high standard of product quality, service and delivery. Located in South Carolina, the mini-mill has relatively low operating costs and is situated close to major north-south and east-west interstate highways. The Company has annealing, shot blasting, pickling and cold finishing capabilities, which broaden the product range, shorten lead times, improve product quality and lower costs. The Company sells its products to a number of steel distributors, including a master distributor which is owned by the Company, and to a lesser extent to industrial end-users. The Company-owned master distributor sells stainless steel bar, angle and flats to independent distributors, and also provides cutting, grinding and boring services. The Company's master distributor, which resells approximately 17% of the mini-mill's total production currently, has five distribution depots located in South Carolina, New Jersey, Pennsylvania, Illinois and Texas. The Company also owns a Canadian distributor, which sells primarily flat stainless steel products (not produced by the mini-mill). This distributor has locations in Ontario and Quebec.
   Demand for the Company's products is directly related to the level of general economic activity and the competition, and therefore, has been impacted most recently by competitive pressures from domestic and foreign steel suppliers. The Company's operations are technologically advanced and its products are highly competitive in terms of quality, brand recognition and price.

Marketing
---------
   The Company markets its stainless steel products to distributors, manufacturers and fabricators. These organizations vary in size, complexity and purchasing structures. The Company's sales and marketing efforts use a combination of direct sales and independent distributors.

Competition
-----------
   The Company's Stainless Steel Products businesses are highly competitive, with competition typically based on price, quality, delivery time, engineering expertise and customer service. The Company's competitors include major domestic and international companies, many of which have financial, technical, marketing, manufacturing, distribution and other resources substantially greater than those of the Company, as well as smaller competitors which focus on specific market niches.

Backlog
-------
   The backlog of firm orders in the Stainless Steel Products segment totaled approximately $17.4 million at December 31, 1996, $27.9 million at December 31, 1995 and $26.2 million at December 31, 1994. The Company estimates that substantially all of the orders outstanding at December 31, 1996 will be delivered by December 31, 1997.

(4)  Industrial Products Segment.
     ----------------------------
   The Company's Industrial Products segment operates in three product areas: high-voltage ceramic insulators, specialty products, and other industrial products.

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

Specialty Products
------------------
   The Company's specialty products focus on two primary markets:
insect and odor control for the industrial maintenance supply, pest control and agricultural markets; and custom designed metal buttons for the military and commercial uniform and fashion markets.
   The Company offers a complete line of insecticides, air fresheners and sanitizers for sale through distributors to the industrial maintenance supply, pest control and agricultural markets. The Company's insecticide products are sold under unique trademarks to agricultural and pest control distributors, respectively, who sell to pest control professionals. The Company's insecticide formulations focus on using natural active ingredients including pyrethrin (derived from the chrysanthemum flower), boric acid and sassafras. The Company offers a complete line of insecticides to control the most common crawling and flying insects. The insecticides are mixed and packaged at the Company's Louisiana manufacturing plant and formulated into aerosol, liquid and powder form.
   Air freshening and sanitizing products are formulated and packaged for specific air freshening and sanitizing situations, which vary based on room size, type of odor to be treated, and desired fragrance. In addition, the products are designed for one of four different delivery methods: (i) metered, automatic aerosols for areas up to 6,000 cubic feet, (ii) fan delivered solids for areas up to 1,500 cubic feet,
(iii) manual aerosols for immediate air freshening and (iv) passive solids for small enclosed areas.
   In addition to manufacturing odor and insect control formulations, the Company also manufactures and sells metered and fan driven dispensers for these products. Metered dispensers utilize a timing mechanism to deliver aerosol spray at programmable time intervals. Fan driven dispensers utilize battery operated fans to distribute the scent of selected air fresheners.
   The Company designs and manufactures a wide range of custom metal buttons for the military and commercial uniform and fashion markets. The Company also produces insignias, cuff links, money clips, tie bars and other accessories as a complement to its button products. The buttons are individually stamped from custom designed steel dies.
   The use of steel dies and a brass stamping process allow the Company to produce button designs with extremely fine detail and high resolution. The Company custom designs and produces metal buttons for the U.S. military based on detailed military specifications. The market for commercial uniform buttons includes local police, fire departments and other civil servants. The Company continues to increase its presence in the fashion apparel market by working with apparel manufacturers on custom button designs for their manufactured garments.

Other Industrial Products
-------------------------
   The Company designs, manufactures and sells specialized advanced-technology welding equipment and systems, power supply systems and humidistats, and also provides contract assembly and manufacturing for original equipment manufacturers. The Company's welding equipment and systems are highly-engineered and advanced technologically. The Company's product lines include patented welding systems which can be remotely controlled for use in radioactive and other contaminated environments. These products are sold to the utility, pipeline, shipbuilding, aerospace and specialty construction industries.

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

Marketing
---------
   The Company markets its industrial products to domestic and foreign customers. The Company utilizes a network of direct sales staff, independent distributors, manufacturers and distributors, to market its industrial products to the various pest control and sanitary supply companies, and agricultural market.

Competition
-----------
   Competitors in the Industrial Products segment include a wide range of domestic and foreign manufacturers and resale distributors, and chemical and pet care companies. Competition is based on product efficiency, quality, price, delivery time, engineering expertise and the ability to offer a broad range of products.
   The Company maintains the strongest position in the resale market of porcelain products, humidistats, and military and commercial uniform button market.

Backlog
-------
   The backlog of firm orders in the Industrial Products segment totaled approximately $7.7 million at December 31, 1996, $6.6 million at

December 31, 1995 and $7.4 million at December 31, 1994. The Company estimates that substantially all of the orders outstanding at December 31, 1996 will be delivered by December 31, 1997.

(5) Other General Information.
    --------------------------
   Research and Development. During the years ended December 31, 1996, 1995 and 1994, the Company's consolidated expenditures for Company-sponsored research and development activities were approximately $8.7 million, $4.2 million and $4.3 million, respectively. For the same reporting periods, customer-sponsored research and development expenditures were $8.8 million, $10.1 million and $8.2 million, respectively. The large increase in 1996 expenditures is related to the development of automotive airbag components and a continued higher level of expenditures is anticipated in the near future.

   Environmental Protection. The Company does not anticipate that compliance with various laws and regulations relating to the protection of the environment will have any material effect upon its capital expenditures, earnings or competitive position.

   Employees. As of December 31, 1996, the Company had 2,494 employees, approximately 16.7% of whom are represented by unions.

   Proprietary Rights. Various of the Company's businesses are dependent in part upon unpatented know-how and technologies, including the solid propellent businesses. While various patents, trademarks and tradenames are held by the Company and are used in its businesses, none of them are critical to any segment, and the Company's business is not dependent upon them to a material extent.

(d)  Financial Information about Foreign and Domestic Operations and
     Export Sales.
---------------------------------------------------------------------
   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Segment Operations" on pages F-42 through F-50 of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report.

(e)  Executive Officers of the Registrant.
------------------------------------------
   Reference is hereby made to the information contained in Item 10(b) of this Form 10-K.

Item 2.  Properties.
--------------------
   The Company's operations are conducted at numerous manufacturing and assembly plants, warehouses, offices and sales facilities located in 20 states, as well as warehouses, offices and sales facilities in Canada and the Netherlands. The principal facilities of the Government Products and Services segment include approximately 931,000 square feet of manufacturing and assembly facilities, in addition to related warehouse, office and sales facilities. The principal manufacturing and assembly facilities for this segment are located in Mesa, Arizona; Phoenix, Arizona; Rolling Meadows, Illinois; and Toledo, Ohio. The majority of these facilities are owned by the Company. However, at the two Arizona facilities, the Company owns the plants and equipment and leases the underlying land from the State of Arizona. One of these locations is leased under long-term leases, while the second location is currently under a year-to-year lease. The Company's naval architectural and engineering services are provided out of several offices, with the major ones located in New York, New York; Arlington, Virginia; Newport News, Virginia; Washington, D.C.; Pittsburgh, Pennsylvania; and Pascagoula, Mississippi, all of which are leased.

   Facilities used by the Stainless Steel Products segment include approximately 415,000 square feet of manufacturing and assembly plants and related office, warehouse and sales space, located in Hartsville, South Carolina; and sales and warehouse facilities in New Brunswick, New Jersey; Hermitage, Pennsylvania; Chicago, Illinois; Houston, Texas; Charlotte, North Carolina; Toronto and Montreal, Canada. All of the facilities are owned by the Company with the exception of sales and warehouse facilities consisting of 171,000 square feet.
   The operations of the Industrial Products segment are conducted in several facilities consisting of approximately 604,000 square feet of manufacturing, warehouse and office space located in Carey, Ohio; Knoxville, Tennessee; Waterbury, Connecticut; Randolph, Vermont; Independence, Louisiana; Davidson, North Carolina and the Netherlands. Most of these facilities are owned by the Company except for 24,000 square feet of warehouse facilities.
   In total, over two-thirds of all the facilities (by square footage) are owned by the Company and have been pledged as collateral to secure a credit facility. The Company's facilities, which are continually added to or modernized, are generally considered to be in good condition and adequate for the business operations currently being conducted.

Item 3.  Legal Proceedings.
---------------------------
   Information required by this item is incorporated by reference to the Notes to Consolidated Financial Statements appearing under the heading "Commitments and Contingencies" of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
   No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.
-----------------------------------------------------------------------
   The Company's stock is wholly owned by its parent, Talley Industries, Inc., and is not traded. Dividends can be and are made when necessary by Talley Manufacturing. Subject to restrictions by debt agreements, dividends may be declared and paid (See "Management's Discussion and Analysis" on pages F-2 through F-15 of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report, for further discussion).

Item 6. Selected Financial Data.
--------------------------------
   The information required by this item is incorporated by reference to the material under the captions "Five Year Summary of Operations" and "Selected Financial Data" on pages F-51 and F-53 of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------------------------------------------------------------------------
   The information required by this item is incorporated by reference to the material on pages F-2 through F-15 of the Company's financial statements for the year ended December 31, 1996, included in a separate section of this report.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
   The Consolidated Financial Statements, together with the report thereon by Price Waterhouse LLP, are included in a separate section of this report. (See "Index to Financial Statements and Schedules" on page F-1). The Company's stock is wholly owned by the parent company, Talley, and accordingly, quarterly financial results are not provided.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------
   The Company's Independent Accountants during the two most recent fiscal years have neither resigned, declined to stand for re-election nor been dismissed.

                                 PART III



Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
   Information under this item has been omitted pursuant to conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K.

(c)  Compliance with Section 16(a) of the Exchange Act.
     --------------------------------------------------
   Information under this item has been omitted pursuant to conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K.

Item 11.  Executive Compensation.
---------------------------------
   Information under this item has been omitted pursuant to conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------
   Information under this item has been omitted pursuant to conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------
   Information under this item has been omitted pursuant to conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K.




























                                   III-1

                                  PART IV



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------------------------------------------------------------------------
 (a)-1  Financial Statements
        --------------------
        A list of the financial statements included herein is set forth in the Index to Financial Statements and Schedules submitted as a separate section of this Report.

 (a)-2  Financial Statement Schedules
        -----------------------------
        A list of the financial statement schedules included herein is contained in the accompanying Index to Financial Statements and Schedules submitted as a separate section of this Report.

 (a)-3  Exhibits
        --------
        Exhibits listed in the Exhibit Index on the pages preceding the exhibits of this report are filed as a part of this report.

 (b)    Reports on Form 8-K
        -------------------
        There were no reports on Form 8-K filed for the three months ended December 31, 1996.

                                SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TALLEY MANUFACTURING AND TECHNOLOGY, INC.



                          By Mark S. Dickerson
                             --------------------------------------
March 25, 1997               Mark S. Dickerson
Phoenix, Arizona             Vice President and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

William H. Mallender        Director, Chairman
-----------------------       of the Board
William H. Mallender        Principal Executive
                              Officer                March 25, 1997


Jack C. Crim                Director, President
-----------------------     Chief Operating
Jack C. Crim                  Officer                March 25, 1997


Kenneth May                 Vice President,
-----------------------     Controller
Kenneth May                 Principal Accounting
                              Officer                March 25, 1997


Daniel R. Mullen            Vice President,
-----------------------     Treasurer
Daniel R. Mullen            Principal Financial
                              Officer                March 25, 1997

Neil W. Benson                Director               March 25, 1997
-----------------------
Neil W. Benson



Paul L. Foster                Director               March 25, 1997
-----------------------
Paul L. Foster



Townsend W. Hoopes            Director               March 25, 1997
-----------------------
Townsend W. Hoopes



Fred Israel                   Director               March 25, 1997
-----------------------
Fred Israel



Joseph A. Orlando             Director               March 25, 1997
-----------------------
Joseph A. Orlando



Alex Stamatakis               Director               March 25, 1997
-----------------------
Alex Stamatakis



John W. Stodder               Director               March 25, 1997
-----------------------
John W. Stodder



-----------------------       Director
Donald J. Ulrich



David Victor                  Director               March 25, 1997
-----------------------
David Victor

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

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES





The following documents are filed as part of this report:

                                                        Page in
                                                      This Report
     (1)  Financial Statements:

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations. . . F-2 Consolidated Statement of Earnings - Years ended
       December 31, 1996, 1995 and 1994 . . . . . . . . . F-16
     Consolidated Balance Sheet - December 31, 1996
       and 1995 . . . . . . . . . . . . . . . . . . . . . F-17
     Consolidated Statement of Changes in Stockholder's
       Equity - Years ended December 31, 1996,
       1995 and 1994. . . . . . . . . . . . . . . . . . . F-19
     Consolidated Statement of Cash Flows - Years ended
       December 31, 1996, 1995 and 1994 . . . . . . . . . F-20
     Notes to Consolidated Financial Statements,
       including Summary of Segment Operations. . . . . . F-21
     Five Year Summary of Operations. . . . . . . . . . . F-51
     Report of Independent Accountants. . . . . . . . . . F-52
     Selected Financial Data and Supplemental Data. . . . F-53

     Financial Statement Schedules:

         I - Condensed Financial Information of
                Registrant. . . . . . . . . . . . . . . . F-55

        II - Valuation and Qualifying Accounts. . . . . . F-61


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

      TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================

Introduction
------------

    In July 1993, the Company was formed as a wholly-owned subsidiary of Talley Industries, Inc. ("Talley"). The formation was in connection with an offering of debt securities described below. Concurrently with the offering, Talley contributed the capital stock of its operating subsidiaries (other than its real estate operations) to the Company, which also assumed a substantial portion of Talley's debt and liabilities.
    For the year ended December 31, 1996 the Company had net earnings of $72.8 million compared to $16.9 million in 1995. Revenue and earnings were significantly impacted in 1996 by the receipt of $156.4 million from TRW Inc. (TRW) in satisfaction of the court's judgment relating to the Company's airbag royalties dispute and certain other matters. The results of operations in 1996 also includes a $.6 million extraordinary loss from the early paydown of the Company's revolving line of credit.
    Revenues in 1996 were $479.9 million, compared to $383.0 million in 1995. Increases in revenues from the Company's Airbag Royalties segment were partially offset by decreases in revenues from the Stainless Steel Products segment. The reduction in Stainless Steel Products segment revenue is primarily associated with lower selling prices as a result of competitive pressures from domestic and foreign suppliers.
    The gross profit percentage on sales and services (exclusive of airbag and other royalties) decreased from 23.5% in 1995 to 19.0% in 1996. The decrease is primarily due to $10.7 million in non-recurring writedowns of inventory and other cost of sales items and is also due in part to lower margins on sales in the Stainless Steel Products segment.
    Revenue for the year ended December 31, 1995 increased $62.5 million when compared with 1994. Net earnings of $16.9 million in 1995 compares with a net earnings of $11.2 million in 1994. The gross profit percentage decreased from 24.5% in 1994 to 23.5% in 1995, primarily due to completion in 1994 of certain non-recurring high margin defense contracts.

     TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Segment Operations
------------------
    The settlement of the dispute with TRW regarding, among other matters, royalties from the Airbag Royalty segment, and the cessation of such royalties along with the significant increase during the last several years in the volume and profitability of the Company's stainless steel operations has prompted a reclassification of the Company's segments of operations. The steel operations have been segregated into a separate Stainless Steel Products segment and removed from the Industrial Products segment. The Specialty Products segment has been combined with those operations remaining in the Industrial Products segment. All prior periods have been restated to reflect the reclassification.

Government Products and Services
--------------------------------
    Revenue from the Government Products and Services segment in 1996 increased $8.1 million or 5.8% compared with 1995. Operating income decreased $3.2 million or 30.9%. The increase in revenue is primarily the result of increased service revenues from the Company's naval architectural and marine engineering services business. The decrease in operating income resulted primarily from a $3.9 million non-recurring charge in the third quarter regarding defense contract costs and claims along with increased levels of research and development. Short-term earnings in this segment are expected to be impacted by above normal levels of airbag research and development cost. Benefits from this effort are expected as soon as 1998.
   The Company has experienced a reduction in some defense contract revenue and has not been fully excluded from the effects of defense budget cuts. However, management believes that its defense businesses are relatively well-positioned within their respective markets and are focused on products consistent with the current military philosophy, which emphasizes "smart", tactical weapons

     TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Segment Operations, (continued)
-------------------------------
Government Products and Services, continued
-------------------------------------------
and lighter, more mobile fighting forces. In addition, management is emphasizing non-military products to lessen the Company's dependency on government contracts.
    Revenue and operating income for the year ended December 31, 1995 decreased by $1.5 million and $8.0 million, respectively, when compared with 1994. The decrease in revenue and operating income resulted primarily from the overall reduction in U.S. defense spending and the completion of certain non-recurring contracts and certain contract delays.

Airbag Royalty
--------------
      Revenue from airbag royalties increased from $24.0 million in 1995 to $121.9 million in 1996. Revenue in the current year includes a portion of the payments received from TRW Inc. to settle the airbag royalties litigation that had been in dispute for several years. Remaining portions of the $156.4 million TRW payments represent reimbursement of litigation costs and interest from the date of the award until paid, and the settlement of certain other claims between the Company and TRW.
    The third quarter payments from TRW with respect to the airbag royalties litigation represented the jury's calculation of the present value of the remaining stream of airbag royalties which would have been payable by TRW through April 2001 in accordance with the Airbag Royalty Agreement, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%), less the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. The settlement payment resolved all claims and disputes between the Company and TRW Inc. (See also "Litigation-TRW Inc." as a separate caption within Management's Discussion and Analysis of Financial Condition and Results of Operations).
    Royalty income from automotive airbags increased from $17.3 million in 1994 to $24.0 million in 1995.

     TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Segment Operations (continued)
------------------------------
Stainless Steel Products
------------------------
    The Stainless Steel Products segment had a decrease in revenue of $9.4 million, or 6.5%, and a decrease in operating income of $8.7 million in 1996 when compared to 1995. The decrease in revenue and operating income is primarily related to the competitive pressures from domestic and foreign suppliers in the cyclical stainless steel business and accordingly, resulted in lower selling prices and consequently lower margins. The decrease in operating income is also due to a $1.9 million non-recurring writedown in goodwill during 1996. Revenue and operating income, while below 1995 results, are at a level above historical performance levels.
    In 1995, revenue and operating income for this segment increased $47.8 million and $13.0 million, respectively, when compared to 1994. The increases were due primarily to the increased orders and higher selling prices for stainless steel bars and rods resulting from an improved national economy, a reduction in the number of competitors and improved market share.

Industrial Products
-------------------
    Revenue of $74.0 million for the Industrial Products segment was approximately equal to revenue in 1995, however, operating income decreased $11.8 million in 1996 when compared to 1995. The decrease in operating income is primarily a result of a $9.1 million non-recurring inventory and goodwill writedown. Also contributing to the decrease in operating income is a general slow-down in the apparel industry, which decreased button sales, and the effects of the weather which has impacted insecticide sales.
    In 1995, revenue and operating income for this segment increased $9.4 million and $2.4 million, respectively, when compared to 1994. The increases resulted from higher sales of ceramic insulators and the acquisition of a manufacturer of metal buttons in mid 1994.

     TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Other Matters
-------------
    In 1996, other income, net of other expenses was a net income of $18.9 million, compared to a net expense of $.6 million in 1995 and $.1 million in 1994. The $19.5 million increase in income is primarily the result of interest income earned on the TRW Inc. litigation proceeds, earned from the date of the award until paid, and also earned on invested funds upon receipt. Corporate overhead was $18.8 million in 1996, $15.5 million in 1995 and $17.2 million in 1994. The amounts in 1995 and 1994 are above normal levels due to litigation costs in 1995 of approximately $5.0 million, and in 1994 of approximately $6.0 million related to resolution of claims in connection with airbag royalties. Corporate expenses in 1996 include an increase in employee benefit costs and also include litigation cost incurred in connection with the airbag royalties litigation. Litigation costs were fully offset by reimbursement of these costs, which were received upon settlement of the litigation in the third quarter.
    The income tax net provision for 1996 was $57.0 million compared to a net tax provision of $12.5 million in 1995. The increase in net tax provision in 1996 is primarily due to TRW litigation proceeds.
    The Company's backlog of funded government contracts and firm industrial orders was approximately $137.1 million as of December 31, 1996 and $133.5 million as of December 31, 1995. The government backlog, including funded and unfunded components and firm industrial contracts at December 31, 1996 and 1995 totaled $447.7 million and $503.3 million, respectively.
    The term "funded" used herein refers to the aggregate revenue remaining to be earned at a given time under (i) contracts held by the Company (excluding renewals or extensions thereof, which are at the discretion of the customer) to the extent of the funded (i.e., appropriated by Congress and allotted to the contract by the procuring Government agency) amounts thereunder, and (ii) "task orders" or "delivery orders" issued to the Company under contracts

     TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Other Matters, (continued)
--------------------------
which provide that the customer is obligated to pay only for services rendered pursuant to specific funded task orders and is not obligated to issue additional task orders or to pay the estimated total contract price. The term "unfunded" used herein refers to the portion of the Company's total backlog that represents the excess of the stated value of the Company's executed contracts over the amounts funded by the customer for such contracts including unexercised options.
    Substantially all operations of the Company are located within the United States. The Company operates a steel distribution system in Canada which had sales in 1996 of $15.2 million or 3.2% of consolidated revenue and earnings before income taxes of $0.7 million.
    Foreign exchange gains and losses for each of the last three years have not been material. The general lack of inflationary pressures in areas where the Company and its subsidiaries operate also limited the impact of changing prices on the Company's sales and income from operations for the three years ended December 31, 1996.

Recently Issued Accounting Standards
------------------------------------
    In October 1994 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," which is effective for transactions entered into in fiscal years that begin after December 15, 1995. Under the provisions of this new pronouncement, the Company is required to account for such transactions under the "fair value" based method or the "intrinsic value" based method. Under the "fair value" based method, compensation cost is measured at the grant date, based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the "intrinsic value" based method, (present accounting), compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date,

     TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Other Matters (continued)
-------------------------
Recently Issued Accounting Standards, continued
-----------------------------------------------
over the amount an employee must pay to acquire the stock. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend on it, and the risk-free interest rate over the expected life of the option. Certain pro-forma disclosures are required when a Company uses the "intrinsic value" based method instead of the "fair value" based method. The Company presently accounts for stock based compensation in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees", and will continue to apply APB No. 25 for purposes of determining net income, as provided for in the recent pronouncement. The Company has presented in the Notes to the financial statements the pro forma and other disclosures required by SFAS No. 123. (Also see "Stock Option Plans" under the caption "Benefit Plans" in the Notes to Consolidated Financial Statements).
    Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

  Litigation - TRW Inc.
  ---------------------
    A judgment in the Company's favor in the amount of $138.0 million was entered against TRW Inc. (TRW) by the United States District Court for the District of Arizona in June 1995 following a jury verdict that TRW had repudiated and breached the April 1989 Airbag Royalty Agreement with the Company. The $138.0 million damages amount represented the jury's calculation of the present value of the remaining stream of Airbag Royalties which would have been payable by TRW through the April 2001 scheduled expiration

     TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
================================================================


Other Matters, (continued)
--------------------------
  Litigation - TRW Inc., continued
  --------------------------------

date of the Airbag Royalty Agreement had TRW not breached the Agreement. TRW appealed the judgment, and, during the pendency of the appeal, was ordered by the District Court to continue making quarterly payments to the Company in the same amounts as if the Airbag Royalty Agreement had not been terminated and repudiated by TRW. On June 19, 1996, the United States Court of Appeal for the Ninth Circuit rejected TRW's appeal and affirmed the $138.0 million judgment. A petition for rehearing filed by TRW with the Court of Appeals was denied on July 30, 1996.
    In August 1996 TRW made payments aggregating approximately $133.1 million to the Company on account of TRW's obligations under the judgment. The payments represented the $138.0 million face amount of the judgment award, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%), less the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. A further payment was made by TRW at the same time in the amount of approximately $6.7 million as that portion of a court-ordered reimbursement of litigation fees and costs (and interest on the reimbursement amount at the same default rate).
    During September 1996, claims between the Company and TRW (which had been scheduled for trial) and all other matters in dispute with TRW were settled by the parties pursuant to a global settlement agreement. Under that settlement, TRW made a further cash payment to the Company on September 3, 1996 in the aggregate amount of $16.6 million. Accordingly, all claims between the parties have now been resolved, and cash payments have been made by TRW aggregating $156.4 million.
    The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business.

     TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Other Matters, (continued)
--------------------------
  Litigation - TRW Inc., continued
  --------------------------------

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

  Litigation - Arizona Department of Revenue
  ------------------------------------------

    The Arizona Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to Talley, the Company's parent for the fiscal year ending March 31, 1983. These Notices pertain to whether subsidiaries of Talley must file separate income tax returns in Arizona rather than allowing Talley to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was approximately $0.4 million plus interest. In May 1992 the Arizona Tax Court granted judgment in favor of Talley and against the Department on all claims asserted against the company. In October 1992 the Tax Court entered judgment in favor of Talley awarding the company approximately $0.6 million for the Arizona income taxes Talley overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees.
    In September 1994, the Arizona Court of Appeals reversed the 1992 Arizona Tax Court ruling that entitled Talley to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied Talley's Petition for Review. Based on the appellate court decision, Talley in 1995 paid approximately $1.3 million in taxes and interest for the period ending March 31, 1983. On October 15, 1996 Talley made a payment of $4.8 million to

     TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Other Matters, (continued)
--------------------------
  Litigation - Arizona Department of Revenue, continued
  -----------------------------------------------------

resolve the dispute for the periods ending December 31, 1984 and 1985. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986.

  Environmental
  -------------

    A subsidiary of the Company has been named as a potentially responsible party by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon Heights Landfill in Beacon Falls, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to this landfill and did not send any hazardous wastes to the site. A coalition of potentially responsible parties has entered into consent decrees with the EPA to remediate the site. The coalition has in turn brought an action against other potentially responsible parties, including a subsidiary of the Company, to contribute to the cleanup costs. The federal district court hearing the case dismissed claims against the subsidiary. However, in November 1996 the Second Circuit Court of Appeals reversed the district court's ruling and remanded the case for trial. Based upon management's review and the status of the proceedings, management believes that any reasonably anticipated losses from this claim will not result in a material adverse impact on the results of operations or the financial position of the Company.
    The current owner of a site in Athens, Georgia is conducting an informal investigation of alleged groundwater contamination. A subsidiary of the Company was an owner of the site until March 1988, and is cooperating with the investigation.

     TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================

Other Matters, (continued)
--------------------------
Environmental, continued
------------------------

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

Liquidity and Capital Resources
-------------------------------

    In October 1993, the Company and its parent Talley Industries, Inc. completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by Talley Industries, Inc. to yield 12.25% and $115 million of Senior Notes due 2003, with an interest rate of 10.75% issued by the Company. In connection with this refinancing, the Company also obtained a secured credit facility of $60.0 million with institutional lenders.
    Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At December 31, 1996 availability under the total facility was approximately $52.0 million, of which approximately $12.0 million was borrowed.
    The Company anticipates that the present capital structure will support the long-term growth of the Company's core businesses. A substantial portion of the proceeds received from TRW, which resulted from the recent airbag royalty litigation settlement, have been used to reduce a portion of the Company's total indebtedness.

     TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Liquidity and Capital Resources, continued
------------------------------------------

    The Company is permitted (and intends) to distribute cash to its parent, Talley, for specified purposes and under certain other circumstances. These distributions will be made using funds available from operations and the secured credit facility. The payments include (but are not limited to) certain airbag royalties in excess of $10 million in any year (or in excess of such greater amount as would be required for the Company to meet a specified fixed charge coverage ratio) which was to be used to redeem the Senior Discount Debentures issued by Talley during 1996 and an annual distribution of up to $1.3 million ($1.7 million for the period from the issue date of the new indebtedness through December 31, 1994) for a period of five years to fund certain carrying and other costs associated with Talley's real estate operations. The Company may also redeem preferred stock of the Company purchased by Talley from proceeds of the recent refinancing. In addition, the Company is a party to a cost sharing agreement and a tax sharing agreement which will require the Company to reimburse Talley for certain ongoing general and administrative expenses and to make certain tax payments to Talley.
    At December 31, 1996, the Company had $39.5 million in cash and cash equivalents and $110.1 million in working capital. During 1996 the Company generated $107.2 million of cash flow from operating activities. The higher than normal cash generation primarily reflects settlement proceeds of $156.4 million from TRW Inc., offset in part by the related income tax and a $16.6 reduction in accounts receivable. Cash generated from operations during 1995 was $8.3 million. In 1996 the Company used $10.9 million of cash for investing activities during the year, which consisted primarily of assets purchased as a part of a product line acquisition, and capital expenditures. Cash used in financing activities of $60.3 million reflects dividends and stock redemptions in excess of proceeds from stock issuances and additional investments by the parent company. Dividends paid to the parent company totaled $106.8 million, which represents an

     TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Liquidity and Capital Resources, continued
------------------------------------------

annual distribution of $1.3 million and $105.5 million of excess airbag royalties. The Company issued $105.0 million of preferred stock to the Company's parent and redeemed $99.0 million of preferred stock from the Company's parent. Borrowings and reduction under revolving credit facilities are also included in financing activities.

Forward-Looking Statements
--------------------------

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Annual Report contain forward-looking statements that are based on current expectations, estimates and projections about the
industries in which the Company operates.   Words such as
"expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
    Factors affecting the future include, but are not limited to, increasing prices and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; the cyclical nature of certain of the Company's businesses; the outcome of pending and future litigation and

     TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES



Management's Discussion and Analysis of Financial Condition and
Results of Operations
===============================================================


Forward-Looking Statements, continued
-------------------------------------

governmental proceedings and continued availability of financing, and financial resources in the amounts, at the times and on the terms required to support future business. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors.

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES




Consolidated Statement of Earnings




Years Ended December 31,                 1996           1995           1994
----------------------------     ------------------------------------------
Sales                            $286,375,000   $299,070,000   $242,044,000
Services                           70,315,000     58,821,000     59,989,000
Royalties                         123,214,000     25,169,000     18,570,000
                                 ------------   ------------   ------------
                                  479,904,000    383,060,000    320,603,000
                                 ------------   ------------   ------------

Cost of sales                     226,534,000    222,184,000    175,880,000
Cost of services                   62,258,000     51,485,000     52,314,000
Selling, general and
  administrative expenses          63,798,000     62,131,000     61,866,000
----------------------------     ------------   ------------   ------------
                                  352,590,000    335,800,000    290,060,000
                                 ------------   ------------   ------------
Earnings from operations          127,314,000     47,260,000     30,543,000

Other income (expense), net        18,856,000       (602,000)       160,000
----------------------------     ------------   ------------   ------------
                                  146,170,000     46,658,000     30,703,000
                                 ------------   ------------   ------------

Interest expense                   15,756,000     17,173,000     17,180,000
-----------------------------    ------------   ------------   ------------

Earnings before income taxes
  and extraordinary loss          130,414,000     29,485,000     13,523,000
Income tax provision               57,009,000     12,546,000      2,308,000
-----------------------------    ------------   ------------   ------------
Earnings before extraordinary
  loss                             73,405,000     16,939,000     11,215,000
Extraordinary loss, net of
  income taxes                       (557,000)             -              -
-----------------------------    ------------   ------------   ------------
Net earnings                     $ 72,848,000   $ 16,939,000   $ 11,215,000
=============================    ============   ============   ============



The accompanying notes are an integral part of the financial statements.

        TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES




Consolidated Balance Sheet


December 31,                                 1996             1995
---------------------------------     -----------     ------------
ASSETS

Cash and cash equivalents             $ 39,450,000    $  3,461,000

Accounts receivable, net of
  allowance for doubtful accounts
  of $925,000 in 1996 and
  $1,275,000 in 1995                    53,048,000      69,065,000

Inventories                             64,684,000      67,191,000

Deferred income taxes                    3,660,000       1,200,000

Prepaid expenses                         6,100,000       7,899,000
---------------------------------     ------------    ------------
  Total current assets                 166,942,000     148,816,000

Long-term receivables, net               6,359,000       9,732,000

Property, plant and equipment,
 at cost, net of accumulated
 depreciation of $98,588,000
 in 1996 and $92,305,000 in 1995        49,324,000      48,341,000

Intangibles, at cost, net of
  accumulated amortization of
  $18,313,000 in 1996 and
  $16,985,000 in 1995                   41,965,000      43,969,000

Deferred charges and other assets        6,287,000       5,498,000
---------------------------------     ------------    ------------
  Total assets                        $270,877,000    $256,356,000
=================================     ============    ============

               TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES







December 31,                                            1996            1995
--------------------------------------------    ------------    ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current maturities of long-term debt            $  3,094,000    $  3,734,000
Accounts payable                                  18,754,000      21,709,000
Accrued expenses                                  35,006,000      29,498,000
--------------------------------------------    ------------    ------------
  Total current liabilities                       56,854,000      54,941,000

Long-term debt                                   123,185,000     136,858,000
Deferred income taxes                              2,179,000       7,437,000
Other liabilities                                  8,948,000       4,283,000
Commitments and contingencies                              -               -

Stockholder's equity:
  Preferred stock, $1 par value,
    authorized 100 shares;
    shares issued:
     6 shares  in 1996 and -0-
    shares in 1995 of Series A                             6               -
  Common stock, $1 par value,
    authorized 1,000;
    shares issued:
      1,000 shares                                     1,000           1,000
  Capital in excess of par value                  79,272,994      23,494,000
  Foreign currency translation adjustments          (562,000)       (530,000)
  Retained earnings                                  999,000      29,872,000
--------------------------------------------    ------------    ------------
  Total stockholder's equity                      79,711,000      52,837,000
--------------------------------------------    ------------    ------------

  Total liabilities and stockholder's equity    $270,877,000    $256,356,000
============================================    ============    ============



The accompanying notes are an integral part of the financial statements.

                                                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.


Consolidated Statement of Changes in Stockholder's Equity

                                                                     Other
                                      Preferred       Common         Common       Retained
                                        Stock         Stock          Stock        Earnings
                                     -----------   -----------   ------------   ------------
Balance at December 31, 1993         $         8   $     1,000   $ 15,752,992   $  3,018,000
  Net earnings                                                                    11,215,000
  Amounts from Parent                                               6,613,000
  Redemption of 4 shares of
    Series A Preferred stock                  (4)                  (3,999,996)
------------------------------       -----------   -----------   ------------   ------------

Balance at December 31, 1994                   4         1,000     18,365,996     14,233,000
  Net earnings                                                                    16,939,000
  Amounts from Parent                                               9,128,000
  Dividends                                                                       (1,300,000)
  Redemption of 4 shares of
    Series A Preferred stock                  (4)                  (3,999,996)
------------------------------       -----------   -----------   ------------   ------------

Balance at December 31, 1995                   -         1,000     23,494,000     29,872,000
  Net earnings                                                                    72,848,000
  Amounts from Parent                                              54,906,000
  Dividends                                                        (5,127,000)  (101,721,000)
  Issuance of 105 shares of
    Series A Preferred stock                 105                  104,999,895
  Redemption of 99 shares of
    Series A Preferred stock                 (99)                 (98,999,901)
------------------------------       -----------   -----------   ------------   ------------

Balance at December 31, 1996         $         6   $     1,000   $ 79,272,994   $    999,000
==============================       ===========   ===========   ============   ============



The accompanying notes are an integral part of the financial statements.

                                TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows
Years Ended December 31,                                  1996          1995          1994
------------------------------------------------  ------------  ------------  ------------
Cash and cash equivalents at beginning of year    $  3,461,000  $  2,756,000  $  6,417,000
------------------------------------------------  ------------  ------------  ------------
Cash flows from operating activities:
  Net earnings                                      72,848,000     16,939,000     11,215,000
  Adjustments to reconcile net income to cash
    flows from operating activities:
      Change in deferred income taxes               (7,718,000)       382,000     (5,565,000)
      Depreciation and amortization                  8,864,000      8,428,000      9,542,000
      Gain on sale of property and equipment           (60,000)       (62,000)      (173,000)
      Extraordinary loss from debt
        extinguishment                                 557,000              -              -
      Other                                         17,223,000      3,218,000      4,242,000
  Changes in assets and liabilities, net of
    effects from acquired businesses:
      (Increase) decrease in accounts receivable    16,561,000    (12,808,000)     2,281,000
      (Increase) decrease in inventories             2,507,000     (1,122,000)       (93,000)
      (Increase) decrease in prepaid expenses        1,840,000       (376,000)     1,844,000
      Increase in other assets                      (3,000,000)      (166,000)      (587,000)
      Increase (decrease)in accounts payable        (2,955,000)    (3,851,000)     2,465,000
      Decrease in accrued expenses                    (772,000)      (547,000)    (2,100,000)
      Decrease in other liabilities                 (1,862,000)    (1,383,000)      (454,000)
      Other, net                                     3,151,000       (314,000)             -
------------------------------------------------  ------------   ------------   ------------
Cash flows from operating activities               107,184,000      8,338,000     22,617,000
------------------------------------------------  ------------   ------------   ------------
Cash flows from investing activities:
      Purchase of assets of acquired business       (4,337,000)      (287,000)    (5,688,000)
      Purchases of property and equipment           (6,750,000)    (8,930,000)    (3,932,000)
      Proceeds from sale of property and
        equipment                                      147,000        772,000        302,000
------------------------------------------------  ------------   ------------   ------------
          Cash flows from investing activities     (10,940,000)    (8,445,000)    (9,318,000)
------------------------------------------------  ------------   ------------   ------------
Cash flows from financing activities:
      Increase in investment by Parent company      54,906,000      9,128,000      6,613,000
      Preferred stock issued                       105,000,000              -              -
      Redemption of preferred stock                (99,000,000)    (4,000,000)    (4,000,000)
      Dividends                                   (106,848,000)    (1,300,000)             -
      Repayment of long-term debt                 (389,526,000)  (494,576,000)  (402,127,000)
      Proceeds from new long-term debt             375,213,000    491,560,000    382,554,000
------------------------------------------------  ------------   ------------   ------------
Cash flows from financing activities               (60,255,000)       812,000    (16,960,000)
------------------------------------------------  ------------   ------------   ------------
Net increase (decrease) in cash and
  cash equivalents                                  35,989,000        705,000     (3,661,000)
------------------------------------------------  ------------   ------------   ------------
Total cash and cash equivalents at end of year    $ 39,450,000   $  3,461,000   $  2,756,000
================================================  ============   ============   ============

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements



Significant Accounting Policies
-------------------------------
  Basis of Presentation
  ---------------------

   In July 1993, Talley Manufacturing and Technology, Inc. (the Company), a wholly-owned subsidiary of Talley Industries, Inc. (Talley), was formed with the issuance of 1,000 shares of common stock. The formation of the Company was in anticipation of an offering of Senior Notes by the Company and Senior Discount Debentures by Talley. Concurrently with the issuance of these securities, Talley contributed the capital stock of its operating subsidiaries (other than its real estate operations held for orderly sale) to the Company, which also assumed a substantial portion of Talley's indebtedness and liabilities. At the same time, the Company entered into a new credit facility with certain lenders. The net proceeds from the Senior Notes, the Senior Discount Debentures and the new credit facility were used to repay substantially all of the indebtedness of the Company and its subsidiaries, including indebtedness assumed from Talley and certain indebtedness remaining with Talley.
   With the completion of the reorganization of entities under the common control of Talley described above and the new financing, the Company owns all of the capital stock of the operating subsidiaries of Talley (other than the real estate operations held for orderly sale). Accordingly, all corporate costs, assets and liabilities are included in the Company's financial statements and interest expense includes the interest on indebtedness of the operating subsidiaries and all indebtedness assumed by the Company in connection with the reorganization. In connection with the reorganization, Talley and the Company entered into a Tax Sharing Agreement and Cost Sharing Agreement.
   The financial statements of Talley Manufacturing and Technology, Inc. have been prepared using the historical amounts included in the Talley Industries, Inc. and subsidiaries consolidated financial statements giving effect to the reorganization described above. With the exception of the net assets of the real estate operations held for orderly sale and certain debt and related interest expense, the consolidated financial statements of Talley are substantially identical to the Company. Inasmuch as the Company is a wholly-owned subsidiary of Talley Industries, Inc., per share data has not be included as a part of the results of operations.

Notes to Consolidated Financial Statements

-------------------------------------------

  Principles of Consolidation:
  ---------------------------

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

  Nature of Operations:
  --------------------

   Talley Manufacturing and Technology, Inc., a wholly owned subsidiary of Talley Industries, Inc., is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The vast majority of the Government Products and Services are for U.S. Defense and are smaller components of larger units and systems that are generally designed to enhance safety or improve performance. The Company participates in the expanding market for automotive airbags, historically through a royalty agreement and currently through developing new airbag technologies. The Company's Stainless Steel Products segment manufactures and distributes stainless steel rods and bars and other stainless steel products. The Company's Industrial Products segment manufactures and sells high-voltage ceramic insulators used in power transmission and distribution systems, and specialized welding equipment and systems, aerosol insecticides, air fresheners and sanitizers, and custom designed metal buttons. Substantially all of the Company's facilities are located in and provide sales and services to the United States and Canada.

Notes to Consolidated Financial Statements

------------------------------------------

  Accounting Estimates:
  --------------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

  Cash and Cash Equivalents:
  -------------------------

   The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents, which consist primarily of commercial paper and money market funds are stated at cost plus accrued interest, which approximates market.

  Inventories:
  -----------

   Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method for substantially all commercial inventories. Costs accumulated under government contracts are stated at actual cost, net of progress payments, not in excess of estimated realizable value.

  Revenue Recognition:
  -------------------

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

Notes to Consolidated Financial Statements

------------------------------------------

  Property and Depreciation:
  -------------------------

   Property, plant and equipment are recorded at cost and include expenditures which substantially extend their useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred. With the exception of items being depreciated under composite lives, profit or loss on items retired or otherwise disposed of is reflected in earnings. When items being depreciated under composite lives are retired or otherwise disposed of, accumulated depreciation is charged with the asset cost and credited with any proceeds with no effect on earnings; however, abnormal dispositions of these assets are reflected in earnings.
   Depreciation of plant and equipment, other than buildings and improvements on leased land, is computed primarily by the straight-line method over the estimated useful lives of the assets.
   Depreciation of buildings on leased land and amortization of leasehold improvements and equipment are computed on the straight-line method over the shorter of the terms of the related leases or the estimated useful lives of the buildings or improvements. The principal estimated useful lives are: building and improvement 10-40 years, machinery and equipment 5-10 years.

  Income Taxes:
  ------------

   The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. United States income taxes are provided on the portion of earnings remitted or expected to be remitted from foreign subsidiaries.
   The Company is included in the consolidated U.S. income tax return of Talley Industries, Inc. Accordingly, the provision for income taxes is determined on a consolidated basis. The allocation of the income tax provision for the Company has been determined on a separate return basis.

Notes to Consolidated Financial Statements

------------------------------------------

Intangibles:
-----------

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

Inventories
-----------
     Inventories are summarized as follows:

(balances in thousands)                            1996         1995
--------------------------------------------   --------     --------
Raw material and supplies                      $ 10,995     $ 11,878
Work-in-process                                  11,564       11,222
Finished goods                                   26,158       28,955
Inventories substantially applicable to
  fixed-price government contracts in
  process, reduced by progress payments
  of $7,924,000 and $5,870,000 in 1996
  and 1995, respectively                         15,967       15,136
--------------------------------------------   --------     --------
                                               $ 64,684     $ 67,191
                                               ========     ========

Long-Term Receivables
---------------------
      Long-term receivables consist of the following:

(balances in thousands)                            1996         1995
--------------------------------------------   --------     --------
Notes receivable, including accrued
  interest and income tax refunds              $  6,359     $  9,732
Amounts due within one year, included
  in accounts receivable                              -            -
                                               --------     --------
                                               $  6,359     $  9,732
                                               ========     ========

Notes to Consolidated Financial Statements

---------------------------------

      Long-term receivables include income tax receivables of $5,431,000, which must be approved by the Congressional Joint Committee on Taxation before payment will be received, and accordingly are classified as non-current; and one note of $3,829,000. The final maturity of the note was March 1995 with an interest rate of 9.5%; However, payment on the note is not current and collection is not expected during 1996. The notes receivable balance is net of reserves of $3,829,000 and $1,003,000 at December 31, 1996 and 1995,
respectively.

Property, Plant and Equipment
-----------------------------

      Property, plant and equipment, is summarized as follows:

(in thousands)                                   1996         1995
---------------------------------------      --------     --------
Machinery and equipment                      $114,020     $107,574
Buildings and improvements                     31,338       30,381
Land                                            2,554        2,691
---------------------------------------      --------     --------
                                             $147,912     $140,646
                                             ========     ========

      Depreciation of property, plant and equipment was $7,264,000, $6,819,000, and $7,720,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Long-Term Debt
--------------
      Long-term debt consists of the following:

(balances in thousands)                          1996         1995
---------------------------------------      --------     --------
10-3/4% Senior Notes, due 2003               $115,000     $115,000
Notes, interest based on prime or
  other variable market rates,
  due 1998                                     11,263       14,341
Revolving credit facilities                         -       10,579
Capitalized leases and other                       16          672
--------------------------------------       --------     --------
                                              126,279      140,592
Less current maturities                         3,094        3,734
---------------------------------------      --------     --------

Long-term debt                               $123,185     $136,858
=======================================      ========     ========

Notes to Consolidated Financial Statements

--------------------------

      On October 22, 1993 the Company completed a major debt refinancing program. The Company issued $115,000,000 of Senior Notes, due 2003, with an interest rate of 10.75% and also completed a $60,000,000 secured credit facility with two institutional lenders.
In connection with the new debt, the Company's parent, Talley Industries, Inc., also received gross proceeds of $70,000,000 from the issuance of Senior Discount Debentures. The $115,000,000 gross proceeds of the public offering, plus an initial borrowing under the secured credit facility, and certain distribution from its parent, after payment of underwriting and other fees and expenses associated with these financings, were used to repay substantially all of the Company's previously outstanding debt.
      The indenture for the Senior Notes and the loan agreement relating to the secured credit facility contain covenants requiring specified fixed charge coverage ratios, working capital levels, capital expenditure limits, net worth levels, cash flow levels and certain other restrictions including limitations on dividends and other payments and incurrence of debt. Substantially all of the receivables, inventory and property, plant and equipment of the Company and its subsidiaries are pledged as collateral in connection
with the secured  credit  facility.   In  addition, the subsidiaries
of the Company have guaranteed its obligations under the Senior Notes and the secured credit facility. The Company's parent, Talley Industries, Inc., has guaranteed the Senior Notes on a subordinated basis. Distributions from the subsidiaries of the Company are also limited by tangible net worth and cash flow covenants. The capital stock of the Company has been pledged by the Company to secure the Senior Discount Debentures.
      The Senior Notes matured on October 15, 2003 and the Company will be required to make mandatory sinking fund payments of $11,500,000 on October 15, in each of 2000, 2001 and 2002. Interest is payable semi-annually, having commenced April 15, 1994.
      The secured credit facility consists of a five year revolving credit facility of up to $40,000,000 and a five year $20,000,000 term loan facility. At December 31, 1996 availability under the facility,

Notes to Consolidated Financial Statements

--------------------------

based on inventory and receivable levels and certain plant and equipment, was approximately $52,000,000, of which approximately $12,000,000 was borrowed. The five-year term facility requires monthly amortization payments based on a seven year amortization schedule, with the balance due upon expiration in October 1998. The credit facility interest rate is prime plus one percent or LIBOR plus 2-3/4%, with an additional fee of one-quarter of one half of one percent on unused amounts under the revolving facility.
   Aggregate maturities of long-term debt for the years ending December 31, 1997 through December 31, 2001, are $3,094,000, $8,185,000, $-0-, $11,500,000 and $11,500,000, respectively. Cash payments for total interest, net of amounts capitalized, during 1996, 1995 and 1994 were $14,742,000, $15,972,000 and $16,063,000, respectively. Accrued interest expense at December 31, 1996, 1995 and 1994 was $2,725,000, $2,687,000 and $2,640,000, respectively. Deferred debt issue costs at December 31, 1996, 1995 and 1994 were $3,748,000, $5,606,000 and $6,723,000, respectively. Deferred debt issue costs are amortized over the life of the respective debt instruments using the straight-line method. Amortization of debt expense including amounts related to debt reductions in 1996, 1995 and 1994 was $1,858,000, $1,117,000 and $1,117,000, respectively. Total capitalized lease obligations on buildings and equipment included in long-term debt at December 31, 1996 is $16,000, all of which is due within one year.

Benefit Plans
-------------
  Stock Option Plans
  ------------------

   In April 1996, the shareholders of the Company's parent (Talley) approved the "1996 Comprehensive Stock Plan of Talley Industries, Inc." (the Plan) effective as of January 1, 1996 for key employees of the Company. Under the Plan, 1,200,000 shares of Common stock are available for issuance in connection with incentive stock options, non-qualified stock options, stock appreciation rights, bonus stock, awards in lieu of cash obligations and other stock-based awards. The Plan also permits cash payments either as a separate award or as a supplement to a stock-based award. Options may be granted at an exercise price, in the case of an incentive stock option, of not less

Notes to Consolidated Financial Statements

-------------------------
  Stock Option Plans, continued
  -----------------------------

than the fair market value of the shares on the date of grant, and in the case of an option other than an incentive stock option, of not less than 50% of the fair market value of the shares on the date of grant. The Plan replaces Talley's 1983 Restricted Stock Plan, the 1983 Long-Term Incentive Plan (both of which plans have terminated) and the 1978 and 1990 Stock Option Plans. As a result of the approval of the Plan, no further grants of options will be made under either the 1978 or 1990
Stock Options Plans. As of December 31, 1996 no options have been granted under the 1996 Comprehensive Stock Plan. As of December 31,
1996, outstanding options under the 1990 and 1978 plans were 56,000 and 199,050, respectively. The 1990 and 1978 plans require incentive stock option prices to be no less than the market value at the date of the grant and that all options, incentive and non-qualified, become exercisable generally in five years, but in no case greater than ten years from the date of grant, as specified in the individual grants.
   Information regarding these option plans for 1996, 1995 and 1994 is as follows:

                              1996                1995            1994
                       -------------------  ------------------  --------
                                  Weighted            Weighted
                                  Average             Average
                                  Exercise            Exercise
                        Shares     Price     Shares    Price     Shares
                       --------  ---------  --------  --------  --------
Options outstanding,
  beginning of year     878,300    $5.46     933,925   $5.97     855,925
Options exercised      (612,500)    4.36           -       -           -
Options forfeited       (10,750)    8.00    (192,675)   9.73     (22,000)
Options granted               -        -     137,050    8.00     100,000
                        -------    -----     -------   -----     -------
Options outstanding,
  end of year           255,050    $8.00     878,300   $5.46     933,925
                        =======    =====     =======   =====     =======

Notes to Consolidated Financial Statements

-------------------------
  Stock Option Plans, continued
  -----------------------------

                                 1996         1995         1994
                                Shares       Shares       Shares
                              -----------  -----------  -----------
Option price range at
  end of year                 $5.38-$9.75  $4.25-$9.75  $4.25-$9.75
                              -----------  -----------  -----------
Option price range for
  exercised shares            $4.25-$8.00            -  $4.25-$9.75
                              -----------  -----------  -----------
Options available for
  grant at end of year         1,200,000     360,986      200,186
                              -----------  -----------  -----------
Weighted average fair
  value of options
  granted during the year              -       $2.61
                              -----------  -----------

   Information on Talley's fixed price stock options outstanding at December 31, 1996 is as follows:

                                   Remaining
          Options      Options    Contractual     Number
        Outstanding     Price        Life       Exercisable
        -----------   ---------   -----------   ------------
          83,750        $9.75       4 Years        83,750
          56,000         5.38       3 Years         2,000
         115,300         8.00       4 Years        16,260
         -------                                  -------
         255,050                                  102,010
         =======                                  =======

   The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" at December 31, 1996. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for Talley's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

Notes to Consolidated Financial Statements

-------------------------
  Stock Option Plans, continued
  -----------------------------

(balance in thousands, except per share amounts)    1996       1995
-------------------------------------------------------------------
Net earnings - as reported                       $18,741    $17,964
Net earnings - pro forma                         $18,673    $17,858
Earnings per share - as reported                 $   .40    $  1.28
Earnings per share - pro forma                   $   .40    $  1.27
-------------------------------------------------------------------

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995: dividend yield of 0%; risk-free interest rate of 6.21%; expected volatility of 43%, and expected lives of 5.0 years. There were no grants of options during 1996.
     In April 1996, Talley's shareholders approved the "1996 Non-Employee Director Stock Plan of Talley Industries, Inc." (the Director
Plan) effective as of January 1, 1996 for non-employee directors of Talley. Under the Director Plan, 200,000 shares of Common stock are available for issuance in connection with the Annual Restricted Stock Grants or the Annual Option Grants. The exercise price under an option will be equal to the fair market value of the Common Stock on the date of grant. At December 31, 1996, a total of 10,000 options for shares of Common Stock had been granted under the Director Plan with an option price of $7.88.

  Retirement Plans
  ----------------

     The Company and its subsidiaries have pension plans covering a majority of its employees. Normal retirement age is 65, but provisions are made for early retirement. For subsidiaries with defined benefit plans, benefits are generally based on years of service and salary levels. Contributions to the respective defined contribution plans are based on each participant's annual pay and age. The Company also has a retirement plan for its Board of Directors. Benefits are payable under the plan after five years of service upon reaching age 68, or retirement if later. Net pension cost in 1996, 1995 and 1994 was $3,695,000, $4,132,000 and $4,837,000, respectively.

Notes to Consolidated Financial Statements

-------------------------
  Retirement Plans, continued
  ---------------------------

   The Company generally contributes the greater of the amounts expensed or the minimum statutory funding requirements.
   Pension costs for defined benefit plans include the following components:


(balances in thousands)                 1996      1995      1994
-----------------------------       --------  --------  --------
Service cost-benefits earned
  during the year                   $  1,542  $  1,138  $  1,377
Interest cost on projected
  benefit obligation                   2,785     2,781     2,360
Actual return on assets               (6,731)  (11,377)      643
Net amortization and deferral          2,602     8,035    (3,493)
-----------------------------       --------  --------  --------
Net pension cost                    $    198  $    577  $    887
                                    ========  ========  ========

The following table sets forth the aggregate funded status of defined benefit plans at December 31, 1996 and 1995:


                                    1996                  1995
                               -------------   -----------------------------
                               Assets Exceed   Assets Exceed    Accumulated
                                Accumulated    Accumulated       Benefits
(balances in thousands)           Benefits       Benefits      Exceed Assets
----------------------------   -------------   -------------   -------------
Fair value of plan assets      $      52,471   $      45,857   $       1,852
Projected benefit obligation         (42,439)        (41,955)         (1,998)
----------------------------   -------------   -------------   -------------
Projected benefit obligation
  (in excess of) less than
  plan assets                         10,032           3,902            (146)
Unrecognized net loss (gain)         (11,356)         (5,008)           (175)
Unrecognized prior service
  cost                                  (234)           (252)              4
Unrecognized net liability               692             520             344
Unfunded accumulated benefit
  obligation                               -               -            (173)
----------------------------   -------------   -------------   -------------
Pension liability              $        (866)  $        (838)  $        (146)
============================   =============   =============   =============
Accumulated benefits           $      38,035   $      37,046   $       1,998

Vested benefits                $      36,336   $      35,094   $       1,955

Notes to Consolidated Financial Statements

-------------------------
  Retirement Plans, continued
  ---------------------------

   The Directors' Pension plan was unfunded with a projected benefit obligation of $1,009,000 and $897,000 at December 31, 1996 and 1995,
respectively. The net pension cost for 1996 and 1995 were $247,000 and $234,000, respectively.
   Assumptions used in 1996, 1995 and 1994 to determine the actuarial present value of plan benefit obligations were:

                                                1996   1995   1994
                                                ----   ----   ----
   Assumed discount rate                        7.25%   6.5%   8.5%
   Assumed rate of compensation increase         4.5%   4.5%   5.0%
   Expected rate of return on plan assets        9.0%   9.0%   9.0%

   Net periodic pension cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year. Assets of the Company's pension plans consist of marketable equity securities, guaranteed investment contracts and corporate and government debt securities.
At December 31, 1996 the total value of defined benefit plan assets exceed total vested benefits by $16,135,000.
   Effective January 1, 1984, the Company established an employee stock purchase plan for eligible U.S. employees. Each eligible employee who elects to participate may contribute 1% to 5% of his or her pretax compensation from the Company. The Company contributes an amount equal to 50% of the employee contributions. Total Company contributions during 1996 and 1995 were $535,000 and $502,000, respectively.

  Other Postemployment Benefits
  -----------------------------

   Health care and life insurance benefits are presently provided to a small number of retired employees of one of the Company's subsidiaries. The cost of retiree health care and life insurance benefits are minor in amount and are recognized as benefits are paid. The Company adopted Statement of Financial Accounting

Notes to Consolidated Financial Statements

-------------------------
  Other Postemployment Benefits, continued
  ----------------------------------------

Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension" in the first quarter of 1993, as required by the pronouncement. The transition obligation of approximately $1,474,000 is being amortized over a 20 year period. The amortization of the unrecognized transition obligation for the single subsidiary affected by the new pronouncement was $72,000 in 1996. Current service costs and interest costs for 1996 were approximately $10,000 and $99,000, respectively.

  Accrued Compensation
  --------------------

   Accrued Compensation was $14,165,000, $10,552,000 and $8,875,000
for the years ended December 31, 1996, 1995 and 1994, respectively. Accrued Compensation includes accruals for vacation pay and corporate incentives.

Leases
------

   Rental expense (reduced by rental income from subleases of $373,000 in 1996, $441,000 in 1995 and $329,000 in 1994) amounted to
$5,115,000 in 1996, $4,753,000 in 1995 and $5,179,000 in 1994.
Aggregate future minimum rental payments required under operating leases having an initial lease term in excess of one year for years ending December 31, 1997 through December 31, 2001 are $4,084,000, $3,508,000 $1,784,000, $780,000 and $524,000, respectively, with
$1,015,000 payable in future years. Minimum operating lease payments have not been reduced by future minimum sublease rentals of $283,000.
   Aggregate future minimum payment under capital leases for the year ending December 31, 1997 is $18,000, with no payments in later years. The present value of net minimum lease payments is $16,000 after deduction of $2,000, representing interest and estimated executory costs. The net book value of leased buildings and equipment under capital leases at December 31, 1996 and 1995 amounted to $-0-and $656,000, respectively.

Notes to Consolidated Financial Statements


Income Taxes
------------

       Earnings before income taxes and extraordinary loss and the provision (credit) for income taxes consists of the following:

(balances in thousands)                  1996       1995       1994
----------------------------------   --------   --------   --------
Earnings before income taxes
  and extraordinary loss:
  United States                      $129,684   $ 27,054   $ 11,981
  Foreign                                 730      2,431      1,542
                                     --------   --------   --------
                                     $130,414   $ 29,485   $ 13,523
                                     ========   ========   ========
Current tax expense:
  United States                      $ 45,851   $  9,855   $  6,613
  Foreign                                 350      1,155        731
  State and local                      18,526      1,154        530
                                     --------   --------   --------
                                       64,727     12,164      7,874
                                     --------   --------   --------
Deferred tax expense (credit):
  United States                        (3,754)      (701)         -
  Foreign                                  14         25         16
  State and local                      (3,978)     1,058     (5,582)
                                     --------   --------   --------
                                       (7,718)       382     (5,566)
                                     --------   --------   --------
                                     $ 57,009   $ 12,546   $  2,308
                                     ========   ========   ========

       Temporary differences and carryforwards which give rise to a significant portion of deferred tax assets and liabilities for 1996 and 1995, are as follows:

(balances in thousands)                             1996       1995
----------------------------------              --------   --------
Gross deferred tax assets:
  Accrued expenses                              $  8,267   $  3,648
  Other                                            2,847      2,498
  Valuation allowance for
    deferred tax assets                                -       (589)
----------------------------------              --------   --------
  Net deferred tax asset                          11,114      5,557
                                                --------   --------
Gross deferred tax liabilities:
  Depreciation                                     5,703      5,957
  Accrued expenses                                 1,954      4,604
  Other                                            1,976      1,233
                                                --------   --------
  Gross deferred tax liability                     9,633     11,794
                                                --------   --------
Net deferred tax asset (liability)              $  1,481   $ (6,237)
                                                ========   ========

Notes to Consolidated Financial Statements

------------------------

    Reasons for the differences between the amount of income tax determined by applying the applicable statutory federal income tax rate to pretax income are:


(balances in thousands)               1996        1995        1994
------------------------------     -------   ---------   ---------
Computed tax at statutory U.S.
  tax rates                        $44,341   $  10,025   $   4,597
State and local taxes, net of
  Federal benefit                    9,602       1,460      (3,334)
Goodwill and other non-
  deductible items                   3,200         517         572
Other                                 (134)        544         473
------------------------------     -------   ---------   ---------
                                   $57,009   $  12,546   $   2,308
                                   =======   =========   =========

    United States income taxes have not been provided on $1,000,000 of undistributed earnings of subsidiaries incorporated outside the United States, since it is the Company's intent to reinvest such earnings. Net cash (payments) refunds for income taxes during 1996, 1995 and 1994 were $(8,526,000), $(2,675,000) and
$(569,000), respectively.

Commitments and Contingencies
-----------------------------
  Litigation - TRW Inc.
  ---------------------

    A judgment in the Company's favor in the amount of $138.0 million was entered against TRW Inc. (TRW) by the United States District Court for the District of Arizona in June 1995 following a jury verdict that TRW had repudiated and breached the April 1989 Airbag Royalty Agreement with the Company. The $138.0 million damages amount represented the jury's calculation of the present value of the remaining stream of Airbag Royalties which would have been payable by TRW through the April 2001 scheduled expiration date of the Airbag Royalty Agreement had TRW not breached the Agreement. TRW appealed the judgment, and, during the pendency of the appeal, was ordered by the District Court to continue making quarterly payments to the Company in the same amounts as if the

Notes to Consolidated Financial Statements




Commitments and Contingencies, (continued)
------------------------------------------
  Litigation - TRW Inc., continued
  --------------------------------
Airbag Royalty Agreement had not been terminated and repudiated by TRW. On June 19, 1996, the United States Court of Appeal for the Ninth Circuit rejected TRW's appeal and affirmed the $138.0 million judgment. A petition for rehearing filed by TRW with the Court of Appeals was denied on July 30, 1996.
       In August 1996 TRW made payments aggregating approximately $133.1 million to the Company on account of TRW's obligations under the judgment. The payments represented the $138.0 million face amount of the judgment award, plus interest at the default rate specified by the Airbag Royalty Agreement (prime plus 5%), less the quarterly payments made by TRW pursuant to the District Court's order during the pendency of the appeal. A further payment was made by TRW at the same time in the amount of approximately $6.7 million as that portion of a court-ordered reimbursement of litigation fees and costs (and interest on the reimbursement amount at the same default rate).
       During September 1996, claims between the Company and TRW (which had been scheduled for trial) and all other matters in dispute with TRW were settled by the parties pursuant to a global settlement agreement. Under that settlement, TRW made a further cash payment to the Company on September 3, 1996 in the aggregate amount of $16.6 million. Accordingly, all claims between the parties have now been resolved, and cash payments have been made by TRW aggregating $156.4 million.
       The litigation in which this judgment was entered arose out of the Asset Purchase Agreement dated February 4, 1989 and the License Agreement dated April 21, 1989, between TRW and the Company pursuant to which TRW acquired the Company's airbag business. The court dismissed TRW's claims that the Company had breached a non-compete provision contained in the Asset Purchase Agreement, thereby entitling TRW to terminate airbag royalty payments to the Company under the License Agreement (which it purported to do in February 1994) and obtain a paid-up license to use the Company's airbag technology. The jury found in fact that TRW had improperly terminated and repudiated the License Agreement.

Notes to Consolidated Financial Statements

-----------------------------------------
  Litigation - Arizona Department of Revenue
  ------------------------------------------

   The Arizona Department of Revenue issued Notices of Correction of Income Tax dated March 17, 1986 to the Company for the fiscal year ending March 31, 1983. These Notices pertain to whether subsidiaries of the Company must file separate income tax returns in Arizona rather than allowing the Company to file on a consolidated basis. The amount of additional Arizona income tax alleged to be due as a result of the Notices of Correction was approximately $400,000 plus interest.
In May 1992 the Arizona Tax Court granted judgment in favor of the Company and against the Department on all claims asserted against the Company.
In October 1992 the Tax Court entered judgment in favor of the Company awarding the Company approximately $600,000 for the Arizona income taxes the Company overpaid for its fiscal year ending March 31, 1983 together with interest and attorneys' fees.
   In September 1994, the Arizona Court of Appeals reversed the 1992
Arizona Tax Court ruling that entitled the Company to file a combined tax return in the State of Arizona for the fiscal year ended March 31, 1983, and in April 1995, the Supreme Court of the State of Arizona denied the Company's Petition for Review. Based on the appellate court decision, the Company paid approximately $1,300,000 in taxes and interest for the period ending March 31, 1983. On October 15, 1996, the Company made a payment of $4,842,000 toresolve the related dispute for the period ending
December 31, 1984and 1985. Legislation adopted in 1994 in Arizona specifically allows companies to file combined tax returns in Arizona for periods from January 1, 1986, and on December 8, 1994 the Arizona Department of Revenue withdrew its assessments against the Company for 1986 and subsequent years.

  Environmental
  -------------

   A subsidiary of the Company has been named as a potentially responsible party by the Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response Compensation and Liability Act in connection with the remediation of the Beacon Heights Landfill

Notes to Consolidated Financial Statements

-----------------------------------------
  Environmental, continued
  ------------------------

in Beacon Falls, Connecticut. Management's review indicates that the Company sent ordinary rubbish and off-specification plastic parts to this landfill and did not send any hazardous wastes to the site. A coalition of potentially responsible parties has entered into consent decrees with the EPA to remediate the site. The coalition has in turn brought an action against other potentially responsible parties, including a subsidiary of the Company, to contribute to the cleanup costs. The federal district court hearing the case dismissed claims against the subsidiary. However, in November 1996 the Second Circuit Court of
Appeals reversed the district court's ruling and remanded the case for trial. Based upon management's review and the status of the proceedings, with respect to this matter, management believes that any reasonably anticipated losses from this claim will not result in a material adverse impact on the results of operations or the financial position of the Company.
   The current owner of a site in Athens, Georgia is conducting an informal investigation of alleged groundwater contamination. A subsidiary of the Company was an owner of the site until March 1988, and is cooperating with the investigation. The Georgia Environmental Protection Division made a determination in 1995 that the site should be listed on its Hazardous Site Inventory. No lawsuit or administrative enforcement proceedings have been initiated in this matter. Based on remediation estimates received, management believes that any reasonably anticipated losses from the alleged contamination will not result in a material adverse impact on the results of operations or the financial position of the Company.

Fair Value of Financial Instruments
-----------------------------------

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

Notes to Consolidated Financial Statements

------------------------------------------------

(balances in thousands)         1996                 1995
------------------------  ------------------   ------------------
                          Carrying   Fair      Carrying     Fair
                           Amount    Value      Amount      Value
                          --------  --------   --------  --------
Cash & cash equivalents   $ 39,450  $ 39,450   $  3,461  $  3,461
Non-trade receivables        6,359     6,359      9,732     9,732
Debt                       126,279   129,729    140,592   141,764

       The following notes summarize the major methods and assumptions used by the Company in estimating the fair values of financial instruments.

Cash and cash equivalents
-------------------------

       The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Non-trade receivables
---------------------

       Interest rules on non-trade receivables, including the current portion, are generally at current market rates. Accordingly the carrying value and fair value of the receivables are equal after considering allowances for the carrying value of certain notes.

Debt
----

       The fair value of the Company's debt, including the current portion, at December 31, 1996 and 1995 is based on quoted market prices or recent market activity.

Research and Development Costs
------------------------------

       Company-sponsored research and development costs were $8,694,000, $4,227,000 and $4,304,000 for the years ended December 31,
1996, 1995, and 1994, respectively.  The large increase in 1996

Notes to Consolidated Financial Statements

------------------------------------------

expenditures is related to the development of automotive airbag components and a continued higher level of expenditures is anticipated in the near future. For the same periods, customer-sponsored research and development expenditures were $8,796,000, $10,093,000 and $8,231,000, respectively.

Extraordinary Loss
------------------

       During 1996, the Company realized a net loss of $557,000, net of a $287,000 tax benefit from the early paydown of the revolver credit facility. The loss consists of deferred debt cost on the extinguished debt.

Acquisitions and Dispositions
-----------------------------

       In January 1996, a subsidiary of the Company acquired certain assets of Markel, a manufacturer of a silicone wire product line. The purchase price was approximately $4.3 million.
       In July 1994, a subsidiary of the Company acquired certain assets of the Ball and Socket Manufacturing Company, Inc., a manufacturer of metal buttons. The purchase price was approximately $4,800,000, including cash of $2,100,000, 323,232 shares of the
Company's Common stock scheduled for issuance two years after closing and certain liabilities assumed and acquisition costs incurred.
       The excess of cost over tangible and identifiable intangible assets acquired, net of amortization at December 31, 1996, 1995, and 1994 was $41,819,000, $43,392,000, and $45,716,000, respectively.

Related Party Transactions
--------------------------

   In each of the last three years the Company and its subsidiaries incurred legal fees payable to the law firm of one of the Company's directors. During 1996, 1995 and 1994 total billings for the firm were $479,000, $249,000 and $610,000, respectively, and were for foreign and domestic services relating to litigation and general corporate matters. In 1996, the Company also paid $189,000 in consulting fees and related expenses to one of the Company's directors.

Notes to Consolidated Financial Statements



Recently Issued Accounting Standards
------------------------------------

   In October 1994 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," which is effective for transactions entered into in fiscal years that begin after December 15, 1995.
Under the provisions of this new pronouncement, the Company is required to account for such transactions under the "fair value" based method or the "intrinsic value" based method. Under the "fair value" based method, compensation cost is measured at the grant date, based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the "intrinsic value" based method, (present accounting), compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date, over the amount an employee must pay to acquire the stock. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividend on it, and the risk-free interest rate over the expected life of the option. Certain pro-forma disclosures are required when a Company uses the "intrinsic value" based method instead of the "fair value" based method. The Company presently accounts for stock based compensation in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees", and will continue to apply APB No. 25 for purposes of determining net income, as provided for in the recent pronouncement. The Company has presented in the notes to the financial statements the pro forma and other disclosures required by SFAS No. 123. (Also see "Stock Option Plans" under the caption "Benefit Plans" in the Notes to Consolidated Financial Statements).
   Other pronouncements issued by the Financial Accounting Standards Board with future effective dates are either not applicable or not material to the consolidated financial statements of the Company.

Segment Operations
------------------

   The settlement of the dispute with TRW regarding, among other matters, royalties from the Airbag Royalty segment, and the cessation of such royalties along with the significant increase during the last several years in the volume and profitability of the Company's

Notes to Consolidated Financial Statements

------------------------------

stainless steel operations has prompted a reclassification of the Company's segments of operations. The steel operations have been segregated into a separate Stainless Steel Products segment and removed from the Industrial Products segment. The Specialty Products segment has been combined with those operations remaining in the Industrial Products segment. All prior periods have been restated to reflect the reclassifications.
   The Company is a diversified manufacturer of a wide range of proprietary and other specialized products for defense, industrial and commercial applications. Through its Government Products and Services segment, the Company manufactures an extensive array of propellant devices and electronic components for defense systems and commercial applications and provides naval architectural and marine engineering services. The Company has participated in the rapidly expanding market for automotive airbags through its royalty agreement with TRW, which provided the Company with a quarterly royalty payment for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The royalties ceased upon receipt of a settlement from TRW Inc. (See "Litigation-TRW Inc" in Management's Discussion and Analysis of Financial Condition and Results of Operations) The Company is currently developing new airbag technologies - including an improved inflator and a ceramic initiator with initial sales for both airbag components expected in 1998.
   The Company's Stainless Steel Products segment manufactures and distributes stainless steel products, including a variety of grades, sizes, and shapes of hot rolled and cold finished bars and rods.
   The Company's Industrial Products segment manufactures and sells high-voltage ceramic insulators used in the power transmission and distribution systems, specialized welding equipment and systems, aerosol insecticides, air fresheners and sanitizers, and custom designed metal buttons.

  Government Products and Services
  --------------------------------

   The Company's Government Products and Services segment provides a wide range of products and services for government programs. The vast majority of the Company's products are smaller components

Notes to Consolidated Financial Statements

-------------------------------
  Government Products and Services, continued
  -------------------------------------------

of larger units and systems and are generally designed to enhance safety or improve performance. The Company manufactures proprietary propellant products which, when ignited, produce a specified thrust or volume of gas within a desired time period. Propellant products manufactured include ballistic devices for aircraft ejection systems, rocket motors, extended range munitions components and dispersion systems.
   The Company's propellant devices are currently used on ejection seats on high performance domestic and foreign military aircraft. Rocket motors manufactured by the Company include a complete line of rocket boosters and propulsion systems used for reconnaissance, surveillance, and target acquisition. The Company's extended range munitions components utilize propellant technologies to significantly extend the range of existing U.S. artillery. Other electronic products include sub-miniature elapsed time indicators, events counters, fault annunciators, and lighting products used in aerospace and military applications to monitor equipment performance. Naval architecture and marine engineering services provided by the Company include detail design and engineering services for new military and commercial construction as well as a significant amount of maintenance and retrofit work for existing ships.
     The Company's Government Products and Services segment also manufactures specialized electronic display and monitoring devices and high performance cable connection assemblies.
   Direct sales to the U.S. Government and its agencies, primarily from the Government Products and Services segment accounted for approximately 15%, 18% and 23% of the Company's sales for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995 the amount billed but not paid by customers under retainage provisions in long-term contracts was $1,205,000 and $1,212,000, respectively. The $1,205,000 receivable under retainage provisions is expected to be collected in 1997 through 2002 in the amounts of $208,000, $174,000, $308,000, $73,000, $172,000 and
$270,000, respectively. Amounts in process but unbilled at December 31, 1996 and 1995 were $7,305,000 and $5,976,000, respectively.

Notes to Consolidated Financial Statements

------------------------------
  Airbag Royalties
  ----------------

    The Company has participated in the rapidly expanding market for automotive airbags through its royalty agreement with TRW, which provided the Company with a quarterly royalty payment for any airbag manufactured and sold by TRW worldwide and for any other airbag installed in a vehicle manufactured or sold in North America. The royalties ceased upon receipt of a settlement from TRW Inc. (See "Litigation-TRW Inc." in Management's Discussion and Analysis of Financial Condition and Results of Operations).
   The Company is currently developing new airbag technologies - including an improved inflator and a ceramic initiator with initial sales for both airbag components expected in 1998.

  Stainless Steel Products
  ------------------------

   The Company's Stainless Steel Products segment produces and distributes stainless steel bars and rods. Demand for these products is directly related to the level of general economic activity.
   The Company operates a mini-mill which converts purchased stainless steel billets into a variety of sizes of both hot rolled and cold finished bar and rod. The Company's stainless steel mini-mill has utilized advanced computer automation, strict quality controls, and strong engineering and technical capabilities to maintain its position as a low cost, high quality producer. In addition to its stainless steel manufacturing operation, the Company distributes stainless steel and other specialty steel products through seven locations in the U.S. and Canada.

  Industrial Products
  -------------------

    The Industrial Products segment manufactures and distributes high-voltage ceramic insulators for electric utilities, municipalities and other governmental units, as well as for electrical contractors and original equipment manufacturers. Products include a wide array of transformer bushings and accessories, special and standard porcelain for high and low-voltage applications, apparatus bushing assemblies, and transmission and distribution class insulators which are

Notes to Consolidated Financial Statements

------------------------------
  Industrial Products, continued
  ------------------------------

manufactured for both domestic and international markets.  In addition, the Company manufactures specialized advanced-technology welding systems, power supply systems and humidistats for the utility,
pipeline and original equipment manufacturer markets.   Welding equipment
manufactured by the Company includes systems that are specially designed to operate in hostile environments such as nuclear radiation. The Company also produces aerosol insecticides, air fresheners and sanitizers servicing the industrial maintenance supply, pest control and agricultural markets, and custom designed metal buttons for the military and commercial uniform and upscale fashion markets. The majority of the Company's aerosol insecticides are proprietary formulations of natural active ingredients.

  Other Matters
  -------------

   The Company's U.S. operations had export sales of $24,058,000, $20,354,000 and $15,932,000 for the years ended December 31, 1996,
1995 and 1994, respectively.
   Substantially all facilities and operations of the Company's operations are located within the United States. The Company operates a steel distribution system located in Canada with sales for the year ended December 31, 1996 and total assets at December 31, 1996 of $15,208,000 and $9,300,000, respectively.
   Foreign exchange losses included in earnings for the years ended December 31, 1996, 1995 and 1994 were not material. The foreign currency translation adjustment included in stockholders' equity decreased from $(530,000) at December 31, 1995 to $(562,000) at December 31, 1996.
   Sales between segments are not significant and have been eliminated. Operating income is total revenue less operating expenses and excludes general Corporate expenses, non-segment interest income and interest expense. Interest income associated with segment assets is included in segment operations income. Corporate assets consist principally of cash and cash equivalents, notes receivable, income taxes receivable and a building.

Notes to Consolidated Financial Statements

-------------------------------
  Other Matters, continued
  ------------------------

   The government funded components and firm industrial contracts at December 31, 1996 and 1995 totaled $137,100,000 and $133,500,000, respectively. The Company's total backlog, including funded and unfunded components, was approximately $447,700,000 as of December 31, 1996 and $503,300,000 as of December 31, 1995. Approximately $107,133,000 of the government funded and firm industrial backlog and $144,627,000 of the total backlog outstanding at December 31, 1996 is expected to be completed or shipped during 1997.
   The term "funded" used herein refers to the aggregate revenue remaining to be earned at a given time under (a) contracts held by the Company (excluding renewals or extensions thereof, which are at the discretion of the customer) to the extent of the funded (i.e., appropriated by Congress and allotted to the contract by the procuring Government agency) amounts thereunder, and (b) "task orders" or "delivery orders" issued to the Company under contracts which provide that the customer is obligated to pay only for services rendered pursuant to specific (funded) task orders and is not obligated to issue additional task orders or to pay the estimated total contract
price.   The  term "unfunded" used herein  refers to the portion of the Company's total backlog that represents the excess of the stated value of the Company's executed contracts over the amounts funded by the customer for such contracts including unexercised options.

       The tables which follow show assets, depreciation and amortization and capital expenditures by segment:


(in thousands)                            1996       1995       1994
--------------------------------      --------   --------   --------
Assets by Segment

Government Products and Services      $104,480   $100,226   $ 98,424
Airbag Royalties                             -      5,434      4,700
Stainless Steel Products                67,331     75,082     65,397
Industrial Products                     47,345     58,351     55,884
---------------------------------     --------   --------   --------
                                       219,156    239,093    224,405
Corporate                               51,721     17,263     18,100
---------------------------------     --------   --------   --------

                                      $270,877   $256,356   $242,505
                                      ========   ========   ========

Notes to Consolidated Financial Statements

-------------------------------

Depreciation and Amortization
  by Segment


(in thousands)                            1996       1995      1994
--------------------------------      --------   --------   -------
Government Products and Services      $  3,779   $  3,143   $  3,306
Airbag Royalties                             -          -          -
Stainless Steel Products                 2,589      2,608      3,354
Industrial Products                      2,196      2,373      2,557
--------------------------------      --------   --------   --------
                                         8,564      8,124      9,217
Corporate                                  300        304        325
--------------------------------      --------   --------   --------
                                      $  8,864   $  8,428   $  9,542
                                      ========   ========   ========

Capital Expenditures by Segment

Government Products and Services      $  2,393   $  2,532   $  1,820
Airbag Royalties                             -          -          -
Stainless Steel Products                 2,491      3,821        999
Industrial Products                      1,823      2,469        982
--------------------------------      --------   --------   --------
                                         6,707      8,822      3,801
Corporate                                   43        108        131
--------------------------------      --------   --------   --------
                                      $  6,750   $  8,930   $  3,932
                                      ========   ========   ========

Notes to Consolidated Financial Statements

                                  TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES

Summary of Segment Operations

(in thousands)
Years Ended December 31,                 1996        1995        1994        1993        1992
-----------------------------------  --------    --------    --------    --------    --------
Revenue by segment:

Government Products and Services     $147,694    $139,600    $141,074    $170,323    $183,162

Airbag Royalties                      121,913      23,977      17,292       9,606       5,566

Stainless Steel Products              136,343     145,760      97,916      73,819      60,151

Industrial Products                    73,954      73,723      64,321      64,380      70,684
-----------------------------------  --------    --------    --------    --------    --------
                                     $479,904    $383,060    $320,603    $318,128    $319,563
                                     ========    ========    ========    ========    ========
Operating income by segment:

Government Products and Services     $  7,068    $ 10,225    $ 18,194    $ 24,354    $ 26,101

Airbag Royalties                      148,760      23,977      17,292       9,606       5,566

Stainless Steel Products               10,981      19,693       6,686       1,236         499

Industrial Products                    (3,706)      8,058       5,632       6,203       4,511
-----------------------------------  --------    --------    --------    --------    --------
                                      163,103      61,953      47,804      41,399      36,677

Corporate expenses                    (18,826)    (15,468)    (17,163)    (13,151)     (9,672)

Non-segment interest income             1,893         173          62         312       1,923

Interest expense                      (15,756)    (17,173)    (17,180)    (16,364)    (21,945)
                                     --------    --------    --------    --------    --------
Earnings (loss) before income taxes
  and extraordinary loss             $130,414    $ 29,485    $ 13,523    $ 12,196    $  6,983
                                     ========    ========    ========    ========    ========

Notes to Consolidated Financial Statements



         TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES




Summary of Segment Operations, (continued)




    Operating income in 1996 includes receipt of $156,449,000 from TRW Inc. to settle the airbag royalties litigation and other matters and non-recurring writedowns of inventory and goodwill totaling approximately $11,019,000.


                                TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES


    Five Year Summary of Operations



  (in thousands)
  Years Ended December 31,                    1996      1995      1994      1993      1992
---------------------------------------   --------  --------  --------  --------  --------
  Revenue                                 $479,904  $383,060  $320,603  $318,128  $319,563
                                          --------  --------  --------  --------  --------
  Cost of sales and services               288,792   273,669   228,194   235,335   233,812
  Selling, general and administrative
    expenses                                63,798    62,131    61,866    54,961    57,473
---------------------------------------   --------  --------  --------  --------  --------
                                           352,590   335,800   290,060   290,296   291,285
                                          --------  --------  --------  --------  --------
  Earnings from operations                 127,314    47,260    30,543    27,832    28,278
  Other income (expense), net               18,856      (602)      160       728       650
---------------------------------------   --------  --------  --------  --------  --------
                                           146,170    46,658    30,703    28,560    28,928
  Interest expense                          15,756    17,173    17,180    16,364    21,945
  Earnings before income taxes            --------  --------  --------  --------  --------
    and extraordinary loss                 130,414    29,485    13,523    12,196     6,983
  Income tax provision                      57,009    12,546     2,308     6,392     2,312
---------------------------------------   --------  --------  --------  --------  --------
  Earnings before extraordinary loss        73,405    16,939    11,215     5,804     4,671

  Extraordinary loss, net of income tax       (557)        -         -    (1,102)        -
---------------------------------------   --------  --------  --------  --------

  Net earnings                            $ 72,848  $ 16,939  $ 11,215  $  4,702  $  4,671
=======================================   ========  ========  ========  ========  ========



                     Report of Independent Accountants






To the Board of Directors and Shareholder of Talley Manufacturing and Technology, Inc.


In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Talley Manufacturing and Technology, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









PRICE WATERHOUSE LLP


Phoenix, Arizona
February 17, 1997



                                TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES
FINANCIAL DATA

Selected Financial Data

(in thousands)
Years Ended December 31,              1996        1995        1994        1993        1992
-----------------------------     --------    --------    --------    --------    --------
Capital expenditures              $  6,750    $  8,930    $  3,932    $  5,346    $  4,564
Depreciation and amortization        8,864       8,428       9,542      10,070      10,565
Current assets                     166,942     148,816     132,820     141,868     135,199
Current liabilities                 56,854      54,941      57,729      56,923      58,106
Working capital                    110,088      93,875      75,091      84,945      77,093
Total assets                       270,877     256,356     242,505     251,843     247,758
Total debt                         126,279     140,592     143,305     162,178     172,140
Long-term debt                     123,185     136,858     139,756     160,002     161,283
Stockholder's equity                79,711      52,837      31,877      18,402      10,948
Current ratio                          2.9         2.7         2.3         2.5         2.3
=============================     ========    ========    ========    ========    ========


Supplemental Data

(in thousands)
Years Ended December 31,              1996        1995        1994        1993        1992
-----------------------------     --------    --------    --------    --------    --------
Taxes, other than income:
  Payroll                         $  7,736    $  7,231    $  7,181    $  7,037    $  7,195
  Property                           1,473       1,991       1,660       1,557       1,721
  Other                                458         412         338         328         382
-----------------------------     --------    --------    --------    --------    --------
                                     9,667       9,634       9,179       8,922       9,298

Maintenance and repairs              6,585       6,220       4,557       4,668       4,626
Rent                                 5,225       5,211       5,508       5,962       7,353
Advertising                          1,171       1,053         786         648         720
Research and development          $  8,694    $  4,227    $  4,304    $  3,122    $  3,904
=============================     ========    ========    ========    ========    ========


DIRECTORS AND CORPORATE MANAGEMENT

DIRECTORS
---------

 William H. Mallender  - Chairman of the Board and Chief Executive
                         Officer *

 Jack C. Crim          - President and Chief Operating Officer

 Neil W. Benson        - Chartered Accountant, Lewis Golden & Co. **

 Paul L. Foster        - Professor of Finance, Saint Joseph's University **

 Townsend Hoopes       - Retired, formerly President, Association of
                         American Publishers, Inc. **

 Fred Israel           - Retired, formerly Senior Partner Israel and Raley

 Joseph A. Orlando     - Independent financial consultant **

 Alex Stamatakis       - Chairman of the Board, Stamatakis Industries, Inc.*  **

 John W. Stodder       - Vice Chairman Emeritus, Jostens, Inc. *

 Donald J. Ulrich      - Owner and Vice Chairman, Ventura Coastal Corporation

 David Victor          - Member, Osborn Maledon **


*    Executive Committee Members
**   Audit Committee



CORPORATE MANAGEMENT
--------------------

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

 Daniel R. Mullen      - Vice President and Treasurer

 George W. Poole       - Vice President - Government Relations

                                                                 SCHEDULE I
                                                                Page 1 of 6



                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                             (Registrant Only)
                  STATEMENT OF CONDITION (BALANCE SHEET)



                                                            DECEMBER 31,
                                                    --------------------------
                                                        1996           1995
Assets                                              ------------   -----------

Current assets:
  Cash and cash equivalents                         $ 36,488,000   $  1,414,000
  Due from affiliates                                  6,220,000      3,064,000
  Accounts receivable                                  4,910,000      7,822,000
  Prepaid expenses                                       522,000      1,317,000
                                                    ------------   ------------
        Total current assets                          48,140,000     13,617,000



Investment in and advances to
  affiliates                                         156,737,000    154,622,000

Long-term receivables                                  4,860,000      3,757,000

Property, plant and equipment,
  at cost, net of accumulated
  depreciation of $1,717,000 in
  1996 and $1,641,000 in 1995                            325,000        476,000

Deferred charges and other assets                      5,662,000     12,697,000
                                                    ------------   ------------
         Total assets                               $215,724,000   $185,169,000
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

                                                                    SCHEDULE I
                                                                   Page 2 of 6

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                              (Registrant Only)
                    STATEMENT OF CONDITION (BALANCE SHEET)



                                                          DECEMBER 31,
                                                   --------------------------
                                                       1996           1995
Liabilities and Stockholder's Equity               ------------   -----------

Current liabilities:
  Current maturities of long-term debt             $          -   $    448,000
  Accounts payable                                    1,154,000      1,342,000
  Accrued expenses                                   12,600,000      9,118,000
  Deferred income taxes                                 174,000      3,376,000
                                                   ------------   ------------
        Total current liabilities                    13,928,000     14,284,000

  Deferred income taxes                                       -        968,000
  Long-term debt                                    115,000,000    115,000,000
  Other liabilities                                   7,085,000      2,080,000

Stockholder's equity:
  Preferred stock, $1 par value,
     authorized 100 shares
       - Series A: Issued 6 shares
         in 1996 and -0- shares in 1995                       -              -
  Common stock, $1 par value,
     authorized 1,000 shares                              1,000          1,000
  Capital in excess of par value                     79,273,000     23,494,000
  Foreign currency translation
    adjustments                                        (562,000)      (530,000)
  Retained earnings                                     999,000     29,872,000
                                                   ------------   ------------
       Total stockholder's equity                    79,711,000     52,837,000
                                                   ------------   ------------
       Total liabilities and
         stockholder's equity                      $215,724,000   $185,169,000
                                                   ============   ============

See accompanying notes and the notes to the consolidated financial statements.

                                                                    SCHEDULE I
                                                                   Page 3 of 6

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                              (Registrant Only)
                           STATEMENT OF OPERATIONS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1996, 1995 AND 1994




                                          1996            1995            1994
                                  ------------    ------------    ------------
Cost of Revenue                   $ 10,504,000    $          -    $          -
Selling, general and
  administrative expenses           13,680,000      15,691,000      16,658,000
Administrative allocations
  to subsidiaries                  (14,495,000)    (20,236,000)    (14,965,000)
                                  ------------    ------------    ------------
                                     9,689,000      (4,545,000)      1,693,000

Other income (expense), net         (9,031,000)       (624,000)       (588,000)
                                  ------------    ------------    ------------
                                    18,720,000      (3,921,000)      2,281,000
                                  ------------    ------------    ------------

Interest expense                    15,722,000      17,066,000      17,154,000
Interest charges to
  subsidiaries,  net                (2,601,000)     (4,287,000)     (3,885,000)
                                  ------------    ------------    ------------
                                    13,121,000      12,779,000      13,269,000
                                  ------------    ------------    ------------
                                   (31,841,000)     (8,858,000)    (15,550,000)
Income tax provision                13,513,000       2,291,000       8,641,000
                                  ------------    ------------    ------------

Loss before earnings of
  subsidiaries and
  extraordinary loss               (18,328,000)     (6,567,000)     (6,909,000)

Extraordinary loss,
  net of taxes                        (557,000)              -               -

Earnings from subsidiaries          91,733,000      23,506,000      18,124,000
                                  ------------    ------------    ------------

Net earnings                      $ 72,848,000    $ 16,939,000    $ 11,215,000
                                  ============    ============    ============

See accompanying notes and the notes to the consolidated financial statements.

                                                                    SCHEDULE I
                                                                   Page 4 of 6

                  TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                              (Registrant Only)
                           STATEMENT OF CASH FLOWS
                             FOR THE YEARS ENDED
                       DECEMBER 31, 1996, 1995 AND 1994




                                               1996          1995          1994
                                       ------------  ------------  ------------
Cash flows from operating activities   $ 80,923,000  $ 16,776,000  $ 14,297,000

Cash flows from investing activities:

  Decrease in investment in
     subsidiaries, net                   (2,115,000)  (20,263,000)  (11,515,000)
                                       ------------  ------------  ------------
      Cash from investing activities     (2,115,000)  (20,263,000)  (11,515,000)
                                       ------------  ------------  ------------
Cash flows from financing activities:

  Reduction of long-term debt           (65,204,000)  (85,573,000)  (70,597,000)
  Proceeds from long-term debt           70,570,000    81,523,000    68,372,000
  Dividends paid                       (106,848,000)            -             -
  Proceeds from issuance of stock       105,000,000             -             -
  Redemption of preferred stock         (99,000,000)   (4,000,000)   (4,000,000)
  Amounts from Parent, net               54,906,000     9,128,000     6,613,000
  Decrease (increase) in due from
    affiliates, net                      (3,158,000)    3,309,000    (4,725,000)
                                       ------------  ------------  ------------
      Cash from financing activities    (43,734,000)    4,387,000    (4,337,000)
                                       ------------  ------------  ------------
Increase (decrease) in cash and cash
  equivalents                            35,074,000       900,000    (1,555,000)

    Balance at beginning of year          1,414,000       514,000     2,069,000
                                       ------------  ------------  ------------

    Balance at end of year             $ 36,488,000  $  1,414,000  $    514,000
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

1.  Basis of Presentation
-------------------------

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

2.  Long-Term Debt
------------------
                                                  December 31,
                                            --------------------
Long-term debt consists of the following:       1996        1995
(balances in thousands)                     --------    --------

10-3/4% Senior Notes, due 2003              $115,000    $115,000
Capitalized leases and other                       -         448
                                            --------    --------
                                             115,000     115,448
Less current maturities                            -         448
                                            --------    --------
Long-term debt                              $115,000    $115,000
                                            ========    ========

                                                                 SCHEDULE I
                                                                Page 6 of 6

                 TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                             (Registrant Only)
                       Notes to Financial Statements

2.  Long-Term Debt, continued
-----------------------------

    The Company and Talley Industries, Inc. completed a major debt refinancing program on October 22, 1993. The proceeds from the new financing were used to repay substantially all of the Company's debt. The Company will be required to make mandatory sinking fund payments of $11,500,000 on October 15, in each of 2000, 2001 and 2002. Interest is payable semi-annually, having commenced April 15, 1994. (See Long-term debt note to the Company's consolidated financial statements).
    Aggregate maturities of long-term debt for the years ended December 31, 1997 through 2001 are $-0-, $-0-, $-0-, $11,500,000 and $11,500,000, respectively. Deferred debt issue costs at December 31, 1996, 1995 and 1994 were $3,748,000, $5,606,000 and
$6,723,000, respectively. Deferred debt issue costs are amortized over the life of the respective debt instruments using the straight-line method. Amortization of debt expense in 1996, 1995 and 1994 was $1,013,000, $1,117,000 and $1,117,000, respectively.
During 1996 the parent company paid off the balance of the revolving credit facility. In connection with this debt extinguishment, the parent company recognized approximately $557,000, net of a $287,000 tax benefit, in extraordinary losses which consists of deferred debt cost on the extinguished debt.

3.  Income Taxes
----------------

    The parent company and its domestic subsidiaries file a consolidated federal income tax return. The provision for income taxes represents the difference between amounts attributable to each subsidiary, generally determined on a separate return basis, and the tax computed on a consolidated basis.

4.  Dividends Received
----------------------

    The registrant received dividends, net of contributions from consolidated subsidiaries, unconsolidated subsidiaries and 50 percent or less owned persons accounted for by the equity method during the years ended December 31, 1996, 1995 and 1994 of $94,117,000, $9,971,000 and $11,360,000, respectively.

                                                                              SCHEDULE II


                        TALLEY MANUFACTURING AND TECHNOLOGY, INC. AND SUBSIDIARIES
                                      Valuation and Qualifying Accounts
                                            December 31, 1996
                                               (thousands)

                                                                Additions
                                                         -----------------------
                                            Balance at   Charged to   Charged to               Balance
                                            Beginning    Costs and      Other                  at End
          Description                       of Period     Expenses     Accounts   Deductions   of Period
                                            ---------    ----------   ----------  ----------   ---------
      Year Ended December 31, 1996    :
--------------------------------------
   Allowance for doubtful accounts -
      accounts receivable                    $ 1,275      $   158        $  -       $ (508)     $  925

    Reserves for notes receivable              1,003        2,826           -            -       3,829

      Year Ended December 31, 1995    :
--------------------------------------
    Allowance for doubtful accounts -
      accounts receivable                    $   994      $   406        $  -       $ (125)     $1,275

    Reserves for notes receivable              1,008            -           -           (5)      1,003

      Year Ended December 31, 1994    :
--------------------------------------
    Allowance for doubtful accounts -
      accounts receivable                    $ 1,091      $   372        $  -       $ (469)     $  994

    Reserves for notes receivable              1,000            8           -            -       1,008


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

  4.3      Certificate of Increase of Series A Preferred Stock of
           Talley Manufacturing and Technology, Inc., dated
           September 12, 1996, attached as Exhibit 4.1 to the
           Company's Form 10-Q for the quarter ended September 30, 1996, incorporated herein by reference.

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

  10.15**  Fourth Amendment to the Restoration Benefit Plan of
           Talley Manufacturing and Technology, Inc. dated July 23, 1996, attached as Exhibit 99.1 to the Company's Form 10-Q for the quarter ended June 30, 1996, incorporated herein by reference.

  10.16**  Talley Manufacturing and Technology, Inc. Executive
           Restoration Benefit Plan, dated October 25, 1995, attached as Exhibit 99.6 to the Company's Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

  10.17** Talley Manufacturing and Technology, Inc. Trust Under The Executive Benefit Plans, dated March 20, 1996, attached as Exhibit 99.7 to the Company's Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

  10.18** Talley Manufacturing and Technology, Inc. Executive Disability Income Plan, dated March 20, 1996, attached as Exhibit 99.5 to the Company's Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

  10.19** Statement to register 1,200,000 shares of Common Stock of Talley Industries, Inc. which may be issued pursuant to the 1996 Comprehensive Stock Plan of the Company, filed on Form S-8 on April 16, 1996, incorporated herein by reference.

  10.20**  Third Amendment to the Talley Manufacturing and
           Technology, Inc. Executive Death and Retirement
           Supplemental Plan, dated March 20, 1996, attached as
           Exhibit 99.4 to the Company's Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

  10.21 Waiver and Fourth Amendment to Loan and Security Agreement dated March 20, 1996 by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent, attached as
           Exhibit 99.1 to the Company's Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

  10.22 Fifth Amendment to Loan and Security Agreement, dated June 4, 1996 by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation, as agent, attached as Exhibit 99.3 to the Company's Form 10-Q for the quarter ended June 30, 1996, incorporated herein by reference.

  10.23    Second Amendment to Subsidiary Loan and Security
           Agreement, dated as of March 20, 1996 between Talley
           Manufacturing and Technology, Inc. and each of certain subsidiaries, attached as Exhibit 99.2 to the Company's Form 10-Q for the quarter ended March 31, 1996, incorporated herein by reference.

  10.24    Third Amendment to Subsidiary Loan and Security
           Agreement, dated as of June 4, 1996 between Talley
           Manufacturing and Technology, Inc. and each of certain subsidiaries, attached as Exhibit 99.2 to the Company's Form 10-Q for the quarter ended June 30, 1996, incorporated herein by reference.

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

    21*    Subsidiaries of the Registrant.

    27*    Financial Data Schedule for Talley Manufacturing and
           Technology, Inc., December 31, 1996.





      * Documents marked with an asterisk are filed with this report.

     **    An executive compensation plan or arrangement.