Form 10-Q
period 1997-03-31
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1997-05-14
CIK 909783

Form 10-Q
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549




       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1997

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

                                                   Outstanding at
Class of Common Stock                             March 31, 1997
 $1.00 par value                                      1,000

             TALLEY MANUFACTURING AND TECHNOLOGY, INC.



                               INDEX



                                                           Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     March 31, 1997 and December 31, 1996                    1

   Consolidated Statement of Earnings -
     Three Months Ended March 31, 1997 and 1996              2

   Consolidated Statement of Cash Flows -
     Three Months Ended March 31, 1997 and 1996              3

   Consolidated Statement of Changes in Stockholder's
     Equity - Three Months Ended March 31, 1997 and 1996     4

   Notes to Consolidated Financial Statements                5

   Management's Discussion and Analysis                     6-10





Part II  Other Information


   Legal Proceedings                                         11

   Exhibits and Reports on Form 8-K                          11

   Signatures                                                12

                 PART I - FINANCIAL INFORMATION

            TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                     Consolidated Balance Sheet
                            (thousands)

                                            March 31,   December 31,
                                              1997          1996
                                           ---------    -----------
ASSETS
  Cash and cash equivalents                $ 40,954       $ 39,450
  Accounts receivable, net of allowance
    for doubtful accounts of $919
    at March 31, 1997 and $925
    at December 31, 1996                     53,034         53,048
  Inventories, net                           62,556         64,684
  Deferred income taxes                       3,400          3,660
  Prepaid expenses                            6,346          6,100
                                           --------       --------
    Current assets                          166,290        166,942

  Long-term receivables                       6,709          6,359
  Property, plant and equipment, net         51,386         49,324
  Intangibles                                41,626         41,965
  Deferred charges and other assets           6,085          6,287
                                           --------       --------
    Total assets                           $272,096       $270,877
                                           ========       ========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Current maturities of long-term debt     $  3,081       $  3,094
  Accounts payable                           21,649         18,754
  Accrued expenses                           32,703         35,006
                                           --------       --------
     Current liabilities                     57,433         56,854

  Long-term debt                            122,421        123,185
  Deferred income taxes                       1,762          2,179
  Other liabilities                           8,722          8,948
  Stockholder's equity:
    Preferred stock, $1 par value,
      authorized 100 shares:
      Series A, issued 6 shares - 1997;
      6 shares - 1996                             -              -
    Common stock, $1 par value,
      authorized 1,000 shares                     1              1
  Capital in excess of par value             79,984         79,273
  Foreign currency translation adjustment      (640)          (562)
  Retained earnings                           2,413            999
                                           --------       --------
        Total stockholder's equity           81,758         79,711
                                           --------       --------
          Total liabilities and
            stockholder's equity           $272,096       $270,877
                                           ========       ========

The accompanying notes are an integral part of the financial statements.

             TALLEY MANUFACTURING AND TECHNOLOGY, INC.

                Consolidated Statement of Earnings
                           (thousands)





                                                Three Months
                                                   Ended
                                                 March 31,
                                           -------------------
                                             1997        1996
                                           -------     -------

Sales                                      $66,933     $71,449
Services                                    21,191      14,920
Royalties                                      207       7,465
                                           -------     -------
                                            88,331      93,834
                                           -------     -------
Cost of sales                               49,070      54,106
Cost of services                            19,000      13,021
Selling, general, and administrative
  expenses                                  14,932      15,929
                                           -------     -------
                                            83,002      83,056
                                           -------     -------

Earnings from operations                     5,329      10,778

Other income (expense), net                    471         (91)
Interest expense                            (3,562)     (4,122)
                                           -------     -------

Earnings before income taxes                 2,238       6,565
Income tax provision                           824       2,727
                                           -------     -------
      Net earnings                         $ 1,414     $ 3,838
                                           =======     =======









The accompanying notes are an integral part of the financial statements.

               TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                 Consolidated Statement of Cash Flows
                              (thousands)

                                                  Three Months Ended
                                                        March 31,
                                                  -------------------
                                                    1997       1996
                                                  --------   --------
Cash and cash equivalents at beginning of year    $ 39,450   $  3,461
                                                  --------   --------
Cash flows from operating activities:
  Net earnings                                       1,414      3,838
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes                  (157)     1,201
     Depreciation and amortization                   2,200      2,197
     Gain on sale of property and equipment             (1)       (38)
     Other                                             (51)       600
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     Increase in accounts receivable                (2,455)    (1,267)
     Increase in inventories                        (1,695)    (7,061)
     Increase in prepaid expenses                     (301)      (449)
     Increase in accounts payable                    2,895      6,190
     Decrease in accrued expenses                   (1,801)    (1,144)
     Increase (decrease) in other liabilities        1,334       (434)
     Other, net                                          -        (16)
                                                  --------   --------
      Cash flows from operating activities           1,382      3,617
                                                  --------   --------
Cash flows from investing activities:
  Proceeds from sale of subsidiary                   4,097          -
  Purchase of assets of acquired business                -     (3,876)
  Purchases of property and equipment               (3,916)    (1,466)
  Proceeds from sale of property and equipment           7         52
                                                  --------   --------
   Cash flows from investing activities                188     (5,290)
                                                  --------   --------
Cash flows from financing activities:
  Increase in investment by Parent                     711      2,167
  Dividends paid                                         -     (1,300)
  Repayment of long term-debt                         (777)  (120,774)
  Proceeds from new long-term debt                       -    120,285
                                                  --------   --------
   Cash flows from financing activities                (66)       378
                                                  --------   --------

Net decrease in cash and cash equivalents            1,504     (1,295)
                                                  --------   --------

Total cash and cash equivalents at March 31,      $ 40,954   $  2,166
                                                  ========   ========

The accompanying notes are an integral part of the financial statements.

            TALLEY MANUFACTURING AND TECHNOLOGY, INC.

    Consolidated Statement of Changes in Stockholder's Equity
        For the Three Months Ended March 31, 1997 and 1996
                           (thousands)




                                          Capital in
                                Common    Excess of    Retained
                                 Stock    Par Value    Earnings
                                -------   ---------    --------

BALANCE AT DECEMBER 31, 1995    $     1    $23,494     $29,872

Net earnings                                             3,838
Contribution from Parent                     2,167
Dividends                                               (1,300)
                                -------    -------     -------

BALANCE AT MARCH 31, 1996       $     1    $25,661     $32,410
                                =======    =======     =======


BALANCE AT DECEMBER 31, 1996    $     1    $79,273     $   999

Net earnings                                             1,414
Contribution from Parent                       711
                                -------    -------     -------

BALANCE AT MARCH 31, 1997       $     1    $79,984     $ 2,413
                                =======    =======     =======

















The accompanying notes are an integral part of the financial statements.

           TALLEY MANUFACTURING AND TECHNOLOGY, INC.

           Notes to Consolidated Financial Statements


Note 1 - General
----------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations for the three-month periods ended March 31, 1997 and 1996, and cash flows and changes in stockholder's equity for the three-month periods ended March 31, 1997 and 1996. Such results, however, may not be indicative of the results for the full year.
    For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2 - Inventories
--------------------

   Inventories are summarized as follows (in thousands):

                                      March 31,    December 31,
                                        1997           1996
                                     ---------     -----------

   Raw materials and supplies        $11,605         $10,995
   Work-in-process                    11,865          11,564
   Finished goods                     23,854          26,158
   Inventories applicable to
     government contracts             15,232          15,967
                                     -------         -------
                                     $62,556         $64,684
                                     =======         =======

Note 3 - Earnings Per Share
---------------------------

   The Company is a wholly owned subsidiary of Talley Industries, Inc. ("Talley"); accordingly, earnings per share information is not presented.

Note 4 - Acquisition and Dispositions
-------------------------------------

   In March 1997, the Company sold the assets of its Canadian steel distributor. Cash proceeds from the sale were $4.1 million. The purchaser assumed $2.3 million of liabilities.
   In January 1996, a subsidiary of the Company acquired certain assets of a manufacturer of a silicone wire product line. The final cash purchase price of this product line was approximately $4.3 million.

            TALLEY MANUFACTURING AND TECHNOLOGY, INC.

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations


   The following is management's discussion and analysis of certain significant factors which have affected the Company. A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):

                                                Three Months
                                                   Ended
                                                  March 31,
                                            -------------------
                                              1997       1996
REVENUES:                                   --------    -------

  Government Products and Services           $40,774    $31,619
  Airbag Royalties                                 -      7,250
  Stainless Steel Products                    30,263     38,935
  Industrial Products                         17,294     16,030
                                             -------    -------
                                             $88,331    $93,834
                                             =======    =======

OPERATING INCOME:

    Government Products and Services         $ 4,251    $ 2,037
    Airbag Royalties                               -      7,250
    Stainless Steel Products                   2,629      4,945
    Industrial Products                          987        632
                                             -------    -------
      Total operating income                   7,867     14,864
    Corporate expense                         (2,533)    (4,204)
    Non-segment interest income                  466         27
    Interest expense                          (3,562)    (4,122)
                                             -------    -------
      Earnings before income taxes           $ 2,238    $ 6,565
                                             =======    =======

    Revenues for the three-month period ended March 31, 1997 decreased $5.5 million from $93.8 million to $88.3 million, when compared with the corresponding period in the prior year. Royalties from automotive airbags ceased with the mid-1996 conclusion of the airbag royalties litigation. Airbag royalties recorded in the first quarter of 1996 were $7.3 million. Revenue increases from the Company's Government Products and Services segment, primarily from the Company's naval architectural and engineering unit, were offset by decreases in stainless steel products, resulting from lower steel prices, as competitive pressures from domestic and foreign suppliers affected the sales volume and sales prices.

    Operating income from the Government Products and Services segment increased from $2.0 million to $4.3 million. Automotive airbag royalties in the Airbag Royalty segment in the first quarter of 1996 were $7.3 million. There were no royalties in 1997, following the mid-1996 conclusion of the airbag royalties litigation. Operating income from the Stainless Steel Products segment for the three months ended March 31, 1997, when compared with the first three months of 1996, was $2.3 million lower, while operating income from the Company's Industrial Products segment increased $.4 million.
    The gross profit percentage, excluding airbag royalties, of 22.9%, for the three months ended March 31, 1997 was up slightly from the gross profit percentage of 22.5% for the comparable period in 1996. The slight increase from the prior year is primarily due to higher margins on certain government contracts and an improvement in the margin on industrial products, partially offset by a lower margin on stainless steel products. Earnings before income taxes for the three months ended March 31, 1997 were $2.2 million compared with $6.6 million in the first three months of the previous year. Net earnings for the three months ended March 31, 1997 and 1996 were $1.4 million and $3.8 million, respectively.

    GOVERNMENT PRODUCTS AND SERVICES. Revenue and operating income for the three months ended March 31, 1997 increased by $9.2 million and $2.2 million, respectively, when compared with the same period in the prior year, primarily the result of an increase in service revenues from the Company's naval architectural and engineering unit and favorable results upon conclusion, or the timing of completion, of certain other contracts.

    AIRBAG ROYALTIES. As described in the Notes to the Consolidated Financial Statements for the year ended December 31, 1996, the quarterly royalty payments ceased with the settlement payments received from TRW in the third quarter of 1996. Airbag royalties in the first quarter of 1996 were $7.3 million.

    STAINLESS STEEL PRODUCTS. During the first three months of 1997, sales for the Stainless Steel Products segment decreased $8.7 million, while operating income decreased $2.3 million, when compared with the same period in 1996. Revenue and earnings were affected by lower prices, as competitive pressures from domestic and foreign suppliers affected the sales volume and sales prices.

    INDUSTRIAL PRODUCTS. In the three-month period ended March 31, 1997, Industrial Products sales increased $1.3 million while operating income increased $.4 million, when compared with the same period in 1996. Increases in sales and operating income resulted primarily from increased orders for insecticides and air fresheners.

    OTHER. Interest expense for the three months ended March 31, 1997 decreased to $3.6 million, from $4.1 million in the comparable period in 1996, the result of paying down the Company's revolving credit line in the second half of 1996. The overhead expenses decreased in the first three months of 1997 from $4.2 million to $2.5 million when compared with the comparable period in 1996. Corporate overhead for 1996 was above historical levels primarily due to high costs incurred in connection with the TRW litigation. The income tax provision for the first three months of 1997 was $.8 million, compared to $2.7 million in the comparable period in 1996.

 Financial Condition, Liquidity and Capital Resources
 ----------------------------------------------------

    At March 31, 1997, the Company had $41.0 million in cash and cash equivalents and net working capital of $108.9 million. Cash generated from operating activities for the three months ended March 31, 1997 was $1.4 million. The amount primarily reflects cash generated from earnings and an increase in accounts payable, offset in part by cash used to increase inventories, an increase in accounts receivable and a decrease in accrued expenses. Cash generated from operations during the first three months of 1996 was $3.6 million. Cash generated from investing activities during the quarter ended March 31, 1997 was $.2 million, consisting primarily of the sale of assets of a subsidiary, offset by capital expenditures. Cash used in financing activities of $.1 million reflects the increase in investment by the parent company, offset by a decrease in the Company's long-term debt.
    In October 1993, the Company and its parent Talley completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by Talley to yield 12.25% and $115 million of Senior Notes due 2003, with an interest rate of 10.75% issued by the Company. In connection with this refinancing, the Company obtained a secured credit facility with institutional lenders.
    Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At March 31, 1997 availability under the total facility was approximately $50.5 million, of which approximately $10.5 million was borrowed.
    The Company is permitted (and intends) to distribute cash to its parent, Talley, for specified purposes and under certain other circumstances. These distributions will be made using funds available from operations and the secured credit facility. The payments include (but are not limited to) certain airbag royalties in excess of $10.0 million in any year (or in excess of such greater amount as would be required for the Company to meet a specified fixed charge coverage ratio) which amounts are required to be used and have been used to redeem the Senior Discount Debentures issued by Talley, and an annual distribution of up to $1.3 million through 1998, to fund certain carrying and other costs associated with Talley's real estate operations. As no further royalties will be received by the Company, the Company made a calculation in April 1997 and disbursed the undistributed balance of $22.2 million to Talley at that time. In addition, the Company is a party to a cost sharing agreement and a tax sharing agreement which will require the Company to reimburse Talley for certain ongoing general and administrative expenses and to make certain tax payments to Talley.
    The Company anticipates that the present capital structure will support the long-term growth of the Company and that cash flow from operations, available cash, and funds available under the credit facility described above (or any successor facility), will provide sufficient liquidity to meet its working capital, debt service and other capital requirements and to meet its ongoing business needs.

 Other Matters
 -------------

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

 Forward-Looking Statements
 --------------------------

    This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
    Factors affecting the future include, but are not limited to, increasing prices and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely and cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; the cyclical nature of certain of the Company's businesses; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, and financial resources in the amounts, at the times and on the terms required to support future business. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other factors.

                  PART II - OTHER INFORMATION


 Item 1.  Legal Proceedings
 --------------------------

   Litigation - TRW Inc.
   ---------------------

    For a description of legal proceedings involving the Company, including environmental claims, see "Other Matters" within Management's Discussion and Analysis.

 Item 6.  Exhibits and Reports on Form 8-K
 -----------------------------------------

    (a) Exhibits:

          27*  Financial Data Schedule for Talley Manufacturing and
                Technology, Inc., March 31, 1997.

        10.1*  Consent and Sixth Amendment to the Loan and Security
                Agreement dated March 24, 1997 by and among Talley Manufacturing and Technology, Inc., Talley Canada, Inc. and Transamerica Business Credit Corporation, as agent.

 *  Documents marked with an asterisk are filed with this report.


    (b) Reports on Form 8-K:

          There were no reports filed on Form 8-K for the three months ended March 31, 1997.

                           SIGNATURES




 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TALLEY MANUFACTURING AND
                                     TECHNOLOGY, INC.
                                     ------------------------
                                     (Registrant)






 Date:     May 13, 1997           By Kenneth May
      -----------------------        --------------------------
                                     Kenneth May
                                     Vice President, Controller
                                     Principal Accounting
                                     Officer





 Date:     May 13, 1997           By Mark S. Dickerson
      -----------------------        --------------------------
                                     Mark S. Dickerson
                                     Vice President
                                     and Secretary