Form 10-Q
period 1997-06-30
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1997-08-08
CIK 909783

Form 10-Q
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549




       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

                                OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                 to

                  Commission File No. 33-49869-01


             TALLEY MANUFACTURING AND TECHNOLOGY, INC.
      (Exact name of registrant as specified in its charter)

             Delaware                             86-0739329
   (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

2702 North 44th Street - Suite 100-A, Phoenix, Arizona       85008
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

                                                 Outstanding at
Class of Common Stock                             June 30, 1997
 $1.00 par value                                      1,000

             TALLEY MANUFACTURING AND TECHNOLOGY, INC.



                               INDEX



                                                               Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     June 30, 1997 and December 31, 1996                          1

   Consolidated Statement of Earnings -
     Three Months and Six Months Ended June 30, 1997 and 1996     2

   Consolidated Statement of Cash Flows -
     Six Months Ended June 30, 1997 and 1996                      3

   Consolidated Statement of Changes in Stockholder's
     Equity - Six Months Ended June 30, 1997 and 1996             4

   Notes to Consolidated Financial Statements                     5

   Management's Discussion and Analysis                          6-11





Part II  Other Information


   Legal Proceedings                                             12

   Exhibits and Reports on Form 8-K                              12

   Signatures                                                    13

                  PART I - FINANCIAL INFORMATION

            TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                    Consolidated Balance Sheet
                           (thousands)


                                                   June 30,    December 31,
ASSETS                                               1997         1996
                                                   --------    -----------
  Cash and cash equivalents                        $ 20,119     $ 39,450
  Accounts receivable, net of allowance for
    doubtful accounts of $1,114 at June 30,
    1997 and $925 at December 31, 1996               47,891       53,048
  Inventories, net                                   62,348       64,684
  Deferred income taxes                               3,700        3,660
  Prepaid expenses                                    8,912        6,100
                                                   --------     --------
    Current assets                                  142,970      166,942

  Property, plant and equipment, net                 52,311       49,324
  Intangibles                                        38,751       41,965
  Deferred charges and other assets                   6,603       12,646
                                                   --------     --------
     Total assets                                  $240,635     $270,877
                                                   ========     ========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Current maturities of long-term debt             $  3,030     $  3,094
  Accounts payable                                   24,760       18,754
  Accrued expenses                                   32,003       35,006
  U.S. and foreign income taxes                       1,590            -
                                                   --------     --------
     Current liabilities                             61,383       56,854

  Long-term debt                                    121,696      123,185
  Deferred income taxes                                   -        2,179
  Other liabilities                                   9,308        8,948

  Stockholder's equity:
    Preferred stock, $1 par value,
      authorized 100 shares:
        Series A, issued -0- Shares - 1997;
        6 shares - 1996                                   -            -
    Common stock, $1 par value,
      authorized 1,000 shares                             1            1
  Capital in excess of par value                     54,559       79,273
  Foreign currency translation adjustment              (609)        (562)
  Retained earnings (deficit)                        (5,703)         999
                                                   --------     --------
      Total stockholder's equity                     48,248       79,711
        Total liabilities and                      --------     --------
          stockholder's equity                     $240,635     $270,877
                                                   ========     ========

The accompanying notes are an integral part of the financial statements.

              TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                 Consolidated Statement of Earnings
                (thousands, except per share amounts)



                                   Three Months          Six Months
                                      Ended                 Ended
                                     June 30,              June 30,
                                -------------------   -------------------
                                  1997       1996       1997       1996
                                --------   --------   --------   --------

Sales                           $ 66,272   $ 69,643   $133,205   $141,092
Services                          21,078     17,902     42,269     32,822
Royalties                            505      6,221        712     13,686
                                --------   --------   --------   --------
                                  87,855     93,766    176,186    187,600
                                --------   --------   --------   --------

Cost of sales                     48,833     52,111     97,903    106,217
Cost of services                  18,835     15,847     37,835     28,868
Selling, general,
  and administrative expenses     20,431     18,504     35,363     34,433
                                --------   --------   --------   --------
                                  88,099     86,462    171,101    169,518
                                --------   --------   --------   --------

Earnings from operations            (244)     7,304      5,085     18,082
Other income (expense), net          (62)      (131)       409       (222)
                                --------   --------   --------   --------
                                    (306)     7,173      5,494     17,860
                                --------   --------   --------   --------

Interest expense                  (3,551)    (4,132)    (7,113)    (8,254)
                                --------   --------   --------   --------
Earnings (loss) before income
  taxes                           (3,857)     3,041     (1,619)     9,606
Income tax provision               1,778      1,449      2,602      4,176
                                --------   --------   --------   --------

  Net earnings(loss)            $ (5,635)  $  1,592   $ (4,221)  $  5,430
                                ========   ========   ========   ========









The accompanying notes are an integral part of the financial statements.

             TALLEY MANUFACTURING AND TECHNOLOGY, INC.
               Consolidated Statement of Cash Flows
                           (thousands)
                                                     Six Months Ended
                                                          June 30,
                                                    -------------------
                                                      1997       1996
                                                    --------   --------
Cash and cash equivalents at beginning of year      $ 39,450   $  3,461
                                                    --------   --------
Cash flows from operating activities:
  Net earnings (loss)                                 (4,221)     5,430
  Adjustments to reconcile net income
    to cash flows from operating activities:
     Change in deferred income taxes                  (2,885)     1,657
     Depreciation and amortization                     4,438      4,380
     Net loss on sale of subsidiary and product line   1,325          -
     Gain on sale of property and equipment              (24)       (53)
     Other                                               268      1,539
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     Decrease in accounts receivable                   4,997      6,281
     Increase in inventories                          (2,051)   (12,062)
     Increase in prepaid expenses                     (2,942)    (2,488)
     Increase in accounts payable                      6,006      7,378
     Decrease in accrued expenses                        (70)      (474)
     Increase (decrease) in other liabilities          1,246       (471)
     Other, net                                         (186)       (16)
                                                    --------   --------
      Cash flows from operating activities             5,901     11,101

Cash flows from investing activities:

  Proceeds from sale of subsidiary and product line    6,162          -
  Purchase of assets of acquired business                  -     (4,030)
  Reduction of long-term receivable                    4,400          -
  Purchases of property and equipment                 (7,103)    (2,675)
  Proceeds from sale of property and equipment            57         76
                                                    --------   --------
   Cash flows from investing activities                3,516     (6,629)
Cash flows from financing activities:
  Payment of dividends                               (23,547)   (13,453)
  Increase in investment by parent                     2,352      3,103
  Preferred stock issued                               5,000          -
  Redemption of preferred stock                      (11,000)         -
  Repayment of long-term debt                         (1,553)    (2,076)
  Reduction in borrowings under line of credit             -   (247,834)
  Proceeds from borrowings under line of credit            -    254,165
                                                    --------   --------
   Cash flows from financing activities              (28,748)    (6,095)
Net decrease in cash and cash equivalents            (19,331)    (1,623)
                                                    --------   --------
Total cash and cash equivalents at June 30          $ 20,119   $  1,838
                                                    ========   ========

The accompanying notes are an integral part of the financial statements.

            TALLEY MANUFACTURING AND TECHNOLOGY, INC.

    Consolidated Statement of Changes in Stockholder's Equity
         For the Six Months Ended June 30, 1997 and 1996
                           (thousands)






                                              Capital in    Retained
                                     Common    Excess of    Earnings
                                      Stock    Par Value    (Deficit)
                                     -------   ---------    --------
BALANCE AT DECEMBER 31, 1995         $     1    $ 23,494    $ 29,872

Net earnings                                                   5,430
Contribution from parent                           3,103
Dividends                                                    (13,453)
                                     -------    --------    --------
BALANCE AT JUNE 30, 1996             $     1    $ 26,597    $ 21,849
                                     =======    ========    ========

BALANCE AT DECEMBER 31, 1996         $     1    $ 79,273    $    999

Net loss                                                      (4,221)
Contribution from parent                           2,352
Issuance of 5 shares of Series A
  preferred stock                                  5,000
Redemption of 11 shares of Series A
  preferred stock                                (11,000)
Dividends                                        (21,066)     (2,481)
                                     -------    --------    --------
BALANCE AT JUNE 30, 1997             $     1    $ 54,559    $ (5,703)
                                     =======    ========    ========









The accompanying notes are an integral part of the financial statements.

            TALLEY MANUFACTURING AND TECHNOLOGY, INC.

            Notes to Consolidated Financial Statements


Note 1 - General
----------------
    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments
(consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996 and the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and cash flows and changes in stockholder's equity for the six-month periods ended
June 30, 1997 and 1996. Such results, however, may not be indicative of the results for the full year.
    For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report on Form
10-K for the year ended December 31, 1996.

Note 2 - Inventories
--------------------
   Inventories are summarized as follows (in thousands):

                                         June 30,  December 31,
                                          1997         1996
                                         -------   -----------
   Raw materials and supplies            $11,935     $10,995
   Work-in-process                        11,083      11,564
   Finished goods                         24,579      26,158
   Inventories applicable to
     government contracts                 14,751      15,967
                                         -------     -------
                                         $62,348     $64,684
                                         =======     =======
Note 3 - Earnings Per Share
---------------------------
   The Company is a wholly owned subsidiary of Talley Industries, Inc. ("Talley"); accordingly, earnings per share information is not presented.

Note 4 - Acquisition and Dispositions
-------------------------------------
   In May 1997, a subsidiary of the Company sold certain assets of the connector product line. Proceeds from the $2.1 million sale price include a note receivable for $1.9 million and cash of $.2 million.
   In March 1997, the Company sold the assets of its Canadian steel distributor. Cash proceeds from the sale were $4.1 million. The purchaser assumed $2.3 million of liabilities.
   In January 1996, a subsidiary of the Company acquired certain assets of a manufacturer of a silicone wire product line. The purchase price was approximately $4.3 million.

            TALLEY MANUFACTURING AND TECHNOLOGY, INC.

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations


   The following is management's discussion and analysis of certain significant factors which have affected the Company. A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):

                                Three Months        Six Months
                                   Ended               Ended
                                  June 30,            June 30,
                             ------------------  ------------------
                               1997      1996      1997      1996
REVENUES:                    --------  --------  --------  --------
 Government Products
   and Services              $ 39,353  $ 37,352  $ 80,127  $ 68,971
 Airbag Royalties                   -     6,143         -    13,393
 Stainless Steel Products      29,111    32,601    59,374    71,536
 Industrial Products           19,391    17,670    36,685    33,700
                             --------  --------  --------  --------
                             $ 87,855  $ 93,766  $176,186  $187,600
                             ========  ========  ========  ========
OPERATING INCOME:
 Government Products
   and Services              $  4,805  $  2,756  $  9,056  $  4,793
 Airbag Royalties                   -     6,143         -    13,393
 Stainless Steel Products       2,401     4,915     5,030     9,860
 Industrial Products            1,787       454     2,774     1,086
                             --------  --------  --------  --------

   Total operating income       8,993    14,268    16,860    29,132
 Corporate expense             (9,607)   (7,109)  (12,140)  (11,313)
 Non-segment interest
   income                         247        14       774        41
 Interest expense              (3,436)   (4,132)   (7,113)   (8,254)
                             --------  --------  --------  --------
   Earnings (loss) before
   income taxes              $ (3,803) $  3,041  $ (1,619) $  9,606
                             ========  ========  ========  ========

    Revenues for the six-month period ended June 30, 1997 decreased $11.4 million when compared with the corresponding period in the prior year, principally because of the absence of airbag royalty revenues for the 1997 period. Royalties from automotive airbags ceased with the mid-1996 payments from TRW to settle the airbag royalties litigation. Revenue increases for the first six months of 1997 from the Company's Government Products and Services segment (primarily from the naval architectural and engineering unit) were offset by decreases in stainless steel revenues resulting from the March 1997 sale of the Canadian steel distributor and from lower sales volume and prices, as competitive pressures from United States and foreign suppliers affected the sales volume and sales prices.
    During the six months ended June 30, 1997 operating income from the Government Products and Services segment increased from $4.8 million to $9.1 million as compared with the comparable year-earlier period, and operating income from the Company's Industrial Products segment increased $1.7 million. These increases were more than offset by the absence of any airbag royalty income for 1997. Also, operating income from the Stainless Steel Products segment for the six months ended June 30, 1997, when compared with the first six months of 1996, was $4.8 million lower.
    The gross profit percentage, excluding airbag royalties, was 23.0% for the six months ended June 30, 1997, up slightly from the gross profit percentage of 22.5% for the comparable period in 1996. The slight increase from the prior year is primarily due to higher margins on certain government contracts and an improvement in the margin on industrial products, partially offset by a lower margin on stainless steel products.
    Loss before income taxes for the six months ended June 30, 1997 was $1.6 million compared with earnings of $9.6 million in the first six months of the previous year. Current year's results include a $5.8 million severance payment made to the former Chief Executive Officer of the Company. Net loss for the six months ended June 30, 1997 was $4.2 million compared to a net earnings of $5.4 million for the same period in the prior year.

    GOVERNMENT PRODUCTS AND SERVICES. Revenue and operating income for the six months ended June 30, 1997 increased by $11.2 million and $4.3 million, respectively, when compared with the same period in the prior year, primarily the result of an increase in service revenues from the Company's naval architectural and engineering unit and favorable results upon conclusion, or the timing of completion, of certain other contracts. Earnings were also favorably impacted in 1997 when compared with 1996, as a result of reimbursement of research and development cost by a joint venture partner working with the Company in the development of automotive airbag inflators.

    AIRBAG ROYALTIES. As described in the Notes to the Consolidated Financial Statements for the year ended December 31,
1996, the quarterly royalty payments ceased with the payments received from TRW in the third quarter of 1996. Airbag royalties in the first six months of 1996 were $13.4 million.

    STAINLESS STEEL PRODUCTS. During the first six months of 1997, sales for the Stainless Steel Products segment decreased $12.2 million, while operating income decreased $4.8 million, when
compared  with  the same period in 1996.   Revenue and earnings
were affected by the sale of the Canadian steel distributor in

March 1997, and by lower sales volume and prices, as competitive pressures from United States and foreign suppliers affected the sales volume and sales prices.

    INDUSTRIAL PRODUCTS. In the six-month period ended June 30, 1997, Industrial Products sales increased $3.0 million while operating income increased $1.7 million, when compared with the same period in 1996. Increases in sales and operating income resulted primarily from increased orders for insecticides and air fresheners.

    OTHER. Interest expense for the six months ended June 30, 1997 decreased to $7.1 million, from $8.3 million in the comparable period in 1996, the result of paying down the Company's revolving credit facility in the second half of 1996. The overhead expenses in the first six months of 1997 of $12.1 million and $11.3 million in 1996 are above historical levels. The 1997 corporate expenses include $5.8 million incurred in connection with the severance payments made to the former Chief Executive Officer of the Company. Higher than normal corporate expenses were also attributed to above average proxy solicitation costs incurred in connection with the 1997 Annual Meeting of Stockholders, due to the contested nature of the meeting. The 1996 corporate expenses include $5.5 million of costs incurred in connection with the TRW litigation. The income tax provision for the first six months of 1997 was $2.6 million compared to $4.2 million in the comparable period in 1996.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

    At June 30, 1997, the Company had $20.1 million in cash and cash equivalents and net working capital of $81.6 million. Cash generated from operating activities for the six months ended June 30, 1997 of $5.9 million includes amounts generated from a decrease in accounts receivable, an increase in accounts payable, and an increase in other liabilities, offset by cash used to increase inventories, and an increase in prepaid expenses and other assets. Cash generated from operations during the first six months of 1996 was $11.1 million. Cash generated from investing activities during the six months ended June 30, 1997 was $3.5 million, consisting primarily of the sale of assets of a subsidiary and a product line, the collection of an income tax refund receivable, offset by capital expenditures. Cash used in financing activities of $28.7 million reflects the increase in investment by the parent company, proceeds received from the issuance of preferred stock, offset by the redemption of preferred shares, dividends to the parent company, and a decrease in the Company's long-term debt. There were no borrowings under the Company's line of credit during this period.
    In October 1993, the Company and its parent Talley completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by Talley to yield 12.25%, and $115 million of Senior Notes due 2003, with an interest rate of 10.75% issued by the Company.
In connection with this refinancing, the Company obtained a secured credit facility with institutional lenders.
    Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At June 30, 1997 availability under the total facility was approximately $49.7 million, of which approximately $9.7 million (the principal balance of the term loan) was borrowed.
    The Company's parent, Talley, has recently entered into a joint venture agreement with Delphi Automotive Systems to manufacture automotive airbag inflators, which will require significant capital contributions through 1998 to fund the capital requirements of the venture, as it develops its manufacturing capability. In addition, the Company is expected to have capital requirements to develop its manufacturing capability for other airbag related products. The Company is also committed to significantly higher-than-normal research and development expenditures for automotive airbag inflators and other airbag related products. These commitments will require financial resources in the next two to three years. The Company believes that with present cash balances and cash available under the Company's credit facility, there will be sufficient financial resources to meet these needs and to support the long-term growth of the Company's core businesses.
    The Company is permitted to distribute cash to its parent, Talley, for specific purposes and under certain other circumstances. These distributions will be made using funds available from operations and the secured credit facility. In addition, the Company is a party to a cost sharing agreement and a tax sharing agreement which will require the Company to reimburse Talley for certain ongoing general and administrative expenses and to make certain tax payments to Talley.

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

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------
  Litigation - TRW Inc.
  ---------------------

    For a description of legal proceedings involving the Company, see "Other Matters" within Management's Discussion and
    Analysis.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

       27*   Financial Data Schedule for Talley Manufacturing and
             Technology, Inc., June 30, 1997.

     99.1*   Consent and Seventh Amendment to the Loan and
             Security Agreement dated June 5, 1997 by and among
             Talley Manufacturing and Technology, Inc. and
             Transamerica Business Credit Corporation.

     99.2* Consent and Eighth Amendment to the Loan and Security Agreement dated July 17, 1997 by and among Talley
             Manufacturing and Technology, Inc. and Transamerica
             Business Credit Corporation.

* Documents marked with an asterisk are filed with this report.


(b) Reports on Form 8-K:

       There were no reports filed on Form 8-K for the three months ended June 30, 1997.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TALLEY MANUFACTURING AND
                                   TECHNOLOGY, INC.
                                   -----------------------------
                                   (Registrant)







Date:   August 7, 1997             By s/s   Kenneth May
     ----------------------           --------------------------
                                      Kenneth May
                                      Vice President, Controller
                                      Principal Accounting
                                      Officer






Date:   August 7, 1997             By s/s   Mark S. Dickerson
     ----------------------           --------------------------
                                      Mark S. Dickerson
                                      Vice President
                                      and Secretary