Form 10-Q
period 1997-09-30
TALLEY MANUFACTURING & TECHNOLOGY INC
filed 1997-11-06
CIK 909783

Form 10-Q
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549




       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

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

       YES[ X ]                                  NO[   ]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
Class of Common Stock                             September 30, 1997
---------------------                             ------------------
 $1.00 par value                                        1,000





=============================================================================

              TALLEY MANUFACTURING AND TECHNOLOGY, INC.



                               INDEX



                                                               Page No.

Part I  Financial Information


   Consolidated Balance Sheet -
     September 30, 1997 and December 31, 1996                     1

   Consolidated Statement of Earnings -
     Three Months and Nine Months Ended September 30, 1997
     and 1996                                                     2

   Consolidated Statement of Cash Flows -
    Nine Months Ended September 30, 1997 and 1996                 3

   Consolidated Statement of Changes in Stockholder's
     Equity -Nine Months Ended September 30, 1997 and 1996        4

   Notes to Consolidated Financial Statements                    5-6

   Management's Discussion and Analysis                          7-13





Part II  Other Information


   Legal Proceedings                                             14

   Exhibits and Reports on Form 8-K                              14

   Signatures                                                    15

                  PART I - FINANCIAL INFORMATION

            TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                    Consolidated Balance Sheet
                           (thousands)

                                                  September 30,    December 31,
ASSETS                                                 1997           1996
                                                  -------------    ------------
  Cash and cash equivalents                          $ 14,316        $ 39,450
  Accounts receivable, net of allowance for
    doubtful accounts of $1,228 at September
    30, 1997 and $925 at December 31, 1996             50,336          53,048
  Inventories, net                                     67,207          64,684
  Deferred income taxes                                 3,800           3,660
  Prepaid expenses                                      7,361           6,100
                                                     --------        --------
    Current assets                                    143,020         166,942

  Property, plant and equipment, net                   53,298          49,324
  Intangibles                                          38,296          41,965
  Deferred charges and other assets                     9,683          12,646
                                                     --------        --------
     Total assets                                    $244,297        $270,877
                                                     ========        ========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Current maturities of long-term debt               $  2,988        $  3,094
  Accounts payable                                     23,673          18,754
  Accrued expenses                                     35,405          35,006
                                                     --------        --------
     Current liabilities                               62,066          56,854

  Long-term debt                                      120,967         123,185
  Deferred income taxes                                 3,650           2,179
  Other liabilities                                     8,966           8,948

  Stockholder's equity:
    Preferred stock, $1 par value,
      authorized 100 shares:
        Series A, issued 0 shares - 1997;
        6 shares - 1996                                     -               -
    Common stock, $1 par value,
      authorized 1,000 shares                               1               1
  Capital in excess of par value                       54,902          79,273
  Foreign currency translation adjustment                 (34)           (562)
  Retained earnings                                    (6,221)            999
                                                     --------        --------
      Total stockholder's equity                       48,648          79,711
                                                     --------        --------
        Total liabilities and stockholder's equity   $244,297        $270,877
                                                     ========        ========


The accompanying notes are an integral part of the financial statements.

              TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                 Consolidated Statement of Earnings
                (thousands, except per share amounts)


                                   Three Months         Nine Months
                                       Ended               Ended
                                   September 30,        September 30,
                                -------------------   -------------------
                                  1997       1996       1997       1996
                                --------   --------   --------   --------
Sales                           $ 64,787   $ 73,816   $197,992   $214,908
Services                          20,627     17,082     62,896     49,904
Royalties                            179    109,023        891    122,709
                                --------   --------   --------   --------
                                  85,593    199,921    261,779    387,521
                                --------   --------   --------   --------

Cost of sales                     48,323     67,264    146,226    173,481
Cost of services                  18,481     15,168     56,316     44,036
Selling, general,
  and administrative expenses     14,547     12,545     49,910     46,978
                                --------   --------   --------   --------
                                  81,351     94,977    252,452    264,495
                                --------   --------   --------   --------

Earnings from operations           4,242    104,944      9,327    123,026

Other income (expense), net         (706)    17,495       (297)    17,273
                                --------   --------   --------   --------
                                   3,536    122,439      9,030    140,299

Interest expense                   3,492      3,912     10,605     12,166
                                --------   --------   --------   --------

Earnings (loss) before
  income taxes                        44    118,527     (1,575)   128,133
Income tax provision                 562     52,108      3,164     56,284
                                --------   --------   --------   --------

  Net earnings (loss)           $   (518)  $ 66,419   $ (4,739)  $ 71,849
                                ========   ========   ========   ========











The accompanying notes are an integral part of the financial statements.

               TALLEY MANUFACTURING AND TECHNOLOGY, INC.
                 Consolidated Statement of Cash Flows
                              (thousands)
                                                       Nine Months Ended
                                                          September 30,
                                                       -------------------
                                                         1997       1996
                                                       --------   --------
Cash and cash equivalents at beginning of year         $ 39,450   $  3,461
                                                       --------   --------
Cash flows from operating activities:
  Net earnings (loss)                                    (4,739)    71,849
  Adjustments to reconcile net income (loss)
    to cash flows from operating activities:
     Change in deferred income taxes                      1,331     (3,099)
     Depreciation and amortization                        6,684      6,619
     Loss on sale of subsidiary and product line          1,325          -
     Other                                                1,044     14,412
  Changes in assets and liabilities, net of
    effects from acquired businesses:
     (Increase)decrease in accounts receivable             (277)    16,686
     Increase in inventories                             (6,910)      (329)
     (Increase) decrease in prepaid expenses             (2,531)       294
     Increase in accounts payable                         4,919      3,193
     Increase in accrued expenses                         2,083     21,168
     Increase (decrease) in other liabilities               580       (503)
     Other, net                                            (186)     2,863
                                                       --------   --------
      Cash flows from operating activities                3,323    133,153

Cash flows from investing activities:
  Proceeds from sale of subsidiary and product line       6,162          -
  Purchase of assets of acquired business                     -     (4,327)
  Purchases of property and equipment                    (9,921)    (4,675)
  Reduction in income tax receivables                     4,400          -
  Proceeds from sale of property and equipment               78        150
                                                       --------   --------
   Cash flows from investing activities                     719     (8,852)

Cash flows from financing activities:
  Payment of dividends                                  (23,547)  (106,849)
  Increase in investment by parent                        2,695     41,572
  Preferred stock issued                                  5,000    105,000
  Redemption of preferred stock                         (11,000)   (12,000)
  Repayment of long-term debt                            (2,324)    (2,925)
  Proceeds from borrowings under line of credit               -    375,213
  Reduction in borrowings under line of credit                -   (385,792)
                                                       --------   --------
   Cash flows from financing activities                 (29,176)    14,219

Net increase (decrease) in cash and cash equivalents    (25,134)   138,520
                                                       --------   --------
Total cash and cash equivalents at September 30,       $ 14,316   $141,981
                                                       ========   ========

The accompanying notes are an integral part of the financial statements.

               TALLEY MANUFACTURING AND TECHNOLOGY, INC.

       Consolidated Statement of Changes in Stockholder's Equity
         For the Nine Months Ended September 30, 1997 and 1996
                              (thousands)






                                                  Capital in    Retained
                                      Common      Excess of     Earnings
                                       Stock      Par Value     (Deficit)
                                      -------     ---------     --------
BALANCE AT DECEMBER 31, 1995          $     1     $ 23,494      $ 29,872

Net earnings                                                      71,849
Issuance of preferred stock                        105,000
Redemption of preferred stock                      (12,000)
Contribution from parent                            41,572
Dividends                                           (5,128)     (101,721)
                                      -------     --------      --------

BALANCE AT SEPTEMBER 30, 1996         $     1     $152,938      $      -
                                      =======     ========      ========

BALANCE AT DECEMBER 31, 1996          $     1     $ 79,273      $    999

Net loss                                                          (4,739)
Contribution from parent                             2,695
Issuance of 5 shares of Series A
  preferred stock                                    5,000
Redemption of 11 shares of Series A
  preferred stock                                  (11,000)
Dividends                                          (21,066)       (2,481)
                                      -------     --------      --------
BALANCE AT SEPTEMBER 30, 1997         $     1     $ 54,902      $ (6,221)
                                      =======     ========      ========














The accompanying notes are an integral part of the financial statements.

            TALLEY MANUFACTURING AND TECHNOLOGY, INC.

            Notes to Consolidated Financial Statements



Note 1 - General
----------------

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996 and the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and cash flows and changes in stockholder's equity for the nine-month periods ended September 30, 1997 and 1996. Such results, however, may not be indicative of the results for the full year.
    For additional information regarding significant accounting policies, and accounting matters applicable to the Company, reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2 - Inventories
--------------------

   Inventories are summarized as follows (in thousands):

                                     September 30, December 31,
                                         1997          1996
                                     ------------  ------------
   Raw materials and supplies          $12,710       $10,995
   Work-in-process                      11,311        11,564
   Finished goods                       26,784        26,158
   Inventories applicable to
     government contracts               16,402        15,967
                                       -------       -------
                                       $67,207       $64,684
                                       =======       =======

Note 3 - Acquisition and Dispositions
-------------------------------------

   In May 1997, a subsidiary of the Company sold certain assets of the connector product line. Proceeds include a note receivable for $1.9 million and cash of $.2 million.
   In March 1997, the Company sold the assets of its Canadian steel distributor. Cash proceeds from the sale were $4.1 million. The purchaser assumed $2.3 million of liabilities.
   In January 1996, a subsidiary of the Company acquired certain assets of a manufacturer of a silicone wire product line. The purchase price was approximately $4.3 million.

Note 4 - Agreement and Plan of Merger
-------------------------------------

   On September 26, 1997, the Company's parent (Talley) announced that it had entered into a definitive Agreement and Plan of Merger (Agreement) with Carpenter Technology Corporation (Carpenter) to be acquired for cash.
   Under the terms of the Agreement, Carpenter commenced an all-cash tender offer on October 2, 1997 for all outstanding shares of Talley stock at a price of $12 per share of Talley Common stock, $16 per share of Talley Series B Preferred stock, and $11.70 per share of Talley Series A Preferred stock. Assuming a majority (measured by aggregate voting power) of Talley's stock is duly tendered under the tender offer and not withdrawn before the expiration date of the offer (December 4, 1997, unless extended), Carpenter is obligated under the terms of the Agreement to purchase all shares of Talley stock tendered and not withdrawn, and is further obligated to complete as soon as possible an all-cash merger whereby all Talley shares remaining outstanding will be acquired for cash at the same per-share prices as under the tender offer. The tender offer is also subject to other customary conditions, including expiration of the Hart-Scott-Rodino (HSR) waiting period. The U.S. Department of Justice, Antitrust Division
(DOJ) has requested that Talley and Carpenter provide DOJ certain additional information, which has the effect of automatically extending the HSR waiting period. Talley and Carpenter have advised DOJ that they intend to provide the requested information as soon as possible.
   In connection with the tender offer and proposed merger, Carpenter, Talley and certain of its present and former directors were named as defendants in various purported class action complaints filed on behalf of the stockholders of Talley. The complaints alleged, among other things, breach of fiduciary duty on the part of the Board of Directors arising out of the Merger Agreement and failure to disclose material information. On October 16, 1997 a Memorandum of Understanding was entered into by counsels for the plaintiffs and defendants requiring Talley to amend and supplement the disclosure contained in its filings with the Securities and Exchange Commission-Schedule 14D-9. In exchange, the plaintiffs agreed to dismiss the actions. The settlement is subject to various conditions, including Court approval.
   The foregoing summary of certain provisions of the Agreement is general in nature and is qualified in its entirety by reference to the definitive Agreement. No assurance can be given that the conditions to the consummation of the tender offer and the merger under the Agreement will be fulfilled or as to the timing for consummation of the tender offer or the merger.

            TALLEY MANUFACTURING AND TECHNOLOGY, INC.

               Management's Discussion and Analysis
         of Financial Condition and Results of Operations


   The following is management's discussion and analysis of certain significant factors which have affected the Company. A summary of period-to-period changes in the consolidated statement of earnings is shown below (in thousands):

                                Three Months         Nine Months
                                   Ended                Ended
                                September 30,        September 30,
                            -------------------   -------------------
                               1997      1996       1997      1996
REVENUES:                   --------   --------   --------   --------
 Government Products
   and Services             $ 37,648   $ 36,906   $117,775   $105,877
 Airbag Royalties                  -    108,520          -    121,913
 Stainless Steel Products     29,337     34,418     88,711    105,954
 Industrial Products          18,608     20,077     55,293     53,777
                            --------   --------   --------   --------
                            $ 85,593   $199,921   $261,779   $387,521
                            ========   ========   ========   ========
OPERATING INCOME:
 Government Products
   and Services             $  2,420   $ (1,421)  $ 11,476   $  3,372
 Airbag Royalties                  -    135,367          -    148,760
 Stainless Steel Products      1,740       (509)     6,770      9,351
 Industrial Products           1,654     (7,082)     4,428     (5,996)
                            --------   --------   --------   --------
   Total operating income      5,814    126,355     22,674    155,487
 Corporate expense            (2,443)    (4,889)   (14,583)   (16,202)
 Non-segment interest
   income                        165        973        939      1,014
 Interest expense             (3,492)    (3,912)   (10,605)   (12,166)
                            --------   --------   --------   --------
   Earnings (loss) before
    income taxes            $     44   $118,527   $ (1,575)  $128,133
                            ========   ========   ========   ========

    Revenues for the nine-month period ended September 30, 1997 decreased $125.7 million when compared with the corresponding period in the prior year. Loss before income taxes for the nine months ended September 30, 1997 was $1.6 million compared with earnings of $128.1 million in the first nine months of the previous year. Included in the results for periods ended September 30, 1996 were payments received from TRW Inc. of $156.4 million to settle the airbag royalties litigation. This amount represents a settlement for airbag royalties and certain other matters, reimbursement of litigation cost and interest from the date of award until paid. Royalties from automotive airbags ceased with the payments from TRW. Revenue increases for the first nine months of 1997 from the Company's Government Products and Services segment (primarily from the naval architectural and engineering unit) were offset by decreases in stainless steel revenues resulting from the March 1997 sale of the Canadian steel distributor and from lower sales, as competitive pressures from United States and foreign suppliers affected the sales volume and sales prices.
    During the nine months ended September 30, 1997 operating income from the Government Products and Services segment and the Industrial Products segment increased when compared with the first nine months of 1996. The prior year operating income included writedowns of goodwill and inventories in the Stainless Steel Products and the Industrial Products segments, as well as a non-recurring charge in the Government Products and Services segment regarding defense contract costs and claims.
    The gross profit percentage, excluding airbag royalties, was 22.6% for the nine months ended September 30, 1997, up from the gross profit percentage of 18.1% for the comparable period in 1996. The gross profit percentage in 1996 was below historical levels due to non-recurring inventory and goodwill writedowns. The 1997 gross profit percentage is comparable to the 23.4% experienced by the Company during the first nine months of 1995.
    Net loss for the nine months ended September 30, 1997 was $4.7 million compared to net earnings of $71.8 million for the same period in the prior year.

    GOVERNMENT PRODUCTS AND SERVICES. Revenue and operating income for the nine months ended September 30, 1997 increased by $11.9 million and $8.1 million, respectively, when compared with the same period in the prior year, primarily the result of an increase in service revenues from the Company's naval architectural and engineering unit and favorable results upon conclusion, or the timing of completion, of certain other contracts. Earnings were also favorably impacted in 1997 when compared with 1996, as a result of reimbursement of past research and development cost by a joint venture partner working with the Company in the development of automotive airbag inflators. Increases in research and development costs reduced earnings in 1997 and 1996 and a non-recurring charge in the third quarter of 1996 regarding defense contract costs and claims further reduced prior year earnings.

    AIRBAG ROYALTIES. As described in the Notes to the Consolidated Financial Statements for the year ended December 31, 1996, the quarterly royalty payments ceased with the payments received from TRW in the third quarter of 1996. Airbag royalties in the first nine months of 1996 were $121.9 million. This amount included a portion of the payments received from TRW to settle the airbag royalties litigation.

    STAINLESS STEEL PRODUCTS. During the first nine months of 1997, sales for the Stainless Steel Products segment decreased $17.2 million, and operating income decreased $2.6 million, when compared with the same period in 1996. Revenue and earnings were affected by the sale of the Canadian steel distributor in March 1997, and by lower sales, as competitive pressures from United States and foreign suppliers affected the sales volume and sales prices.

    INDUSTRIAL PRODUCTS. In the nine-month period ended September 30, 1997, Industrial Products sales increased $1.5 million while operating income increased $10.4 million, when compared with the same period in 1996. The prior year's earnings were affected by inventory and goodwill writedowns in the third quarter of 1996. Increases in sales and operating income also resulted from increased orders for insecticides and air fresheners.

    OTHER. Interest expense for the nine months ended September 30, 1997 decreased to $10.6 million, from $12.2 million in the comparable period in 1996. The decrease is primarily due to the paydown of the Company's revolving credit facility in the second half of 1996. The overhead expenses in the first nine months of 1997 of $14.6 million and $16.2 million in 1996 are above historical levels. The 1997 corporate expenses include $5.8 million incurred in connection with the severance payments made to the former Chief Executive Officer of the Company. Higher than normal corporate expenses were also attributed to above average proxy solicitation costs incurred in connection with the 1997 Annual Meeting of Stockholders, due to the contested nature of the meeting. The 1996 corporate expenses included an increase in employee benefit costs. The income tax provision for the first nine months of 1997 was $3.2 million compared to $56.3 million in the comparable period in 1996. Higher income tax provision in the prior year was due primarily to the airbag litigation settlement payments received from TRW Inc.


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

    At September 30, 1997, the Company had $14.3 million in cash and cash equivalents and net working capital of $81.0 million.
Cash generated from operating activities for the nine months ended September 30, 1997 of $3.3 million includes an increase in accounts payable and accrued expenses, offset by loss from operations, cash used to increase inventories, and an increase in prepaid expenses and other assets. Cash generated from operations during the first nine months of 1996 was $133.2 million, due primarily to receipt of the airbag royalties litigation payment settlement from TRW. Cash generated from investing activities during the nine months ended September 30, 1997 of $.7 million consists primarily of the sale of assets of a subsidiary and a product line, and the collection of an income tax refund receivable, offset by capital expenditures. Cash used in financing activities of $29.2 million reflects the payment of dividends to the parent company, the redemption of preferred stock and a decrease in the Company's long-term debt, offset in part by an increase in investment by the parent company and proceeds received from the issuance of preferred stock. There were no borrowings under the Company's line of credit during this period.
    In October 1993, the Company and its parent Talley completed a major refinancing program. This refinancing program included an offering of $185 million of debt securities, consisting of $70 million gross proceeds of Senior Discount Debentures due 2005, issued by Talley to yield 12.25%, and $115 million of Senior Notes due 2003, with an interest rate of 10.75% issued by the Company.
In connection with this refinancing, the Company obtained a secured credit facility with institutional lenders.
    Borrowings under the secured credit facility may not exceed the collateral base as defined in the governing credit agreement. The facility consists of a five-year revolving credit facility of up to $40.0 million and a five-year $20.0 million term loan facility. At September 30, 1997 availability under the total facility was approximately $49.0 million, of which approximately $9.0 million (the principal balance of the term loan) was borrowed.
    The Company's parent, Talley has recently entered into a joint venture agreement with Delphi Automotive Systems to manufacture automotive airbag inflators, which will require significant capital contributions through 1998 to fund the capital requirements of the venture, as it develops its manufacturing capability. In addition, the Company is expected to have capital requirements to develop its manufacturing capability for other airbag related products. The Company is also committed to significantly higher-than-normal research and development expenditures for automotive airbag inflators and other airbag related products. These commitments will require financial resources in the next two to three years. The Company believes with present cash balances and cash available under the Company's credit facility, there will be sufficient financial resources to meet these needs and to support the long-term growth of the Company's core businesses.
    The Company is permitted to distribute cash to its parent, Talley, for specific purposes and under certain other circumstances. These distributions will be made using funds available from operations and the secured credit facility. In addition, the Company is a party to a cost sharing agreement and a tax sharing agreement which will require the Company to reimburse Talley for certain ongoing general and administrative expenses and to make certain tax payments to Talley.

OTHER MATTERS

  Agreement and Plan of Merger
  ----------------------------

    On September 26, 1997, the Company's parent (Talley) announced that it had entered into a definitive Agreement and Plan of Merger (Agreement) with Carpenter Technology Corporation (Carpenter) to be acquired for cash.
    Under the terms of the Agreement, Carpenter commenced an all-cash tender offer on October 2, 1997 for all outstanding shares of Talley stock at a price of $12 per share of Talley Common stock, $16 per share of Talley Series B Preferred stock, and $11.70 per share of Talley Series A Preferred stock. Assuming a majority (measured by aggregate voting power) of Talley's stock is duly tendered under the tender offer and not withdrawn before the expiration date of the offer (December 4, 1997, unless extended), Carpenter is obligated under the terms of the Agreement to purchase all shares of Talley stock tendered and not withdrawn, and is further obligated to complete as soon as possible an all-cash merger whereby all Talley shares remaining outstanding will be acquired for cash at the same per-share prices as under the tender offer. The tender offer is also subject to other customary conditions, including expiration of the Hart-Scott-Rodino (HSR) waiting period. The U.S. Department of Justice, Antitrust Division
(DOJ) has requested that Talley and Carpenter provide DOJ certain additional information, which has the effect of automatically extending the HSR waiting period. Talley and Carpenter have advised DOJ that they intend to provide the requested information as soon as possible.
    In connection with the tender offer and proposed merger, Carpenter, Talley and certain of its present and former directors were named as defendants in various purported class action complaints filed on behalf of the stockholders of Talley. The complaints alleged, among other things, breach of fiduciary duty on the part of the Board of Directors arising out of the Merger Agreement and failure to disclose material information. On October 16, 1997 a Memorandum of Understanding was entered into by counsels for the plaintiffs and defendants requiring Talley to amend and supplement the disclosure contained in its filings with the Securities and Exchange Commission-Schedule 14D-9. In exchange, the plaintiffs agreed to dismiss the actions. The settlement is subject to various conditions, including Court approval.
    The foregoing summary of certain provisions of the Agreement is general in nature and is qualified in its entirety by reference to the definitive Agreement. No assurance can be given that the conditions to the consummation of the tender offer and the merger under the Agreement will be fulfilled or as to the timing for consummation of the tender offer or the merger.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

     10.1 * Ninth Amendment to the Loan and Security Agreement dated July 31, 1997 by and among Talley Manufacturing and Technology, Inc. and Transamerica Business Credit Corporation.

     10.2 *  Form of Fourth Amendment to Subsidiary Loan and
             Security Agreements dated July 31, 1997 between
             Talley Manufacturing and Technology, Inc. and each of certain subsidiaries.

       27 *  Financial Data Schedule for Talley Manufacturing and
             Technology, Inc., September 30, 1997.

     99.1 *  Severance and Settlement Agreement between  William
             H. Mallender and Talley Industries, Inc. dated  June
             21, 1997.

     99.2 * Employment Agreement dated August 11, 1997 between the Company and Paul L. Foster.


* Documents marked with an asterisk are filed with this report.


(b) Reports on Form 8-K:

       There were no reports filed on Form 8-K for the three months ended September 30, 1997.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      TALLEY MANUFACTURING AND
                                        TECHNOLOGY, INC.
                                      ---------------------------
                                      (Registrant)







Date: November 5, 1997                By /s/  Kenneth May
     ----------------------              --------------------------
                                         Kenneth May
                                         Vice President, Controller
                                         Principal Accounting
                                         Officer






Date: November 5, 1997                By /s/  Mark S. Dickerson
     ----------------------              --------------------------
                                         Mark S. Dickerson
                                         Vice President
                                         and Secretary